Form 10-Q
period 2021-06-30
Absci Corp
filed 2021-09-07
CIK 1672688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number 001-40646
ABSCI CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	85-3383487
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18105 SE Mill Plain Blvd Vancouver, WA	98683
(Address of Principal Executive Offices)	(Zip Code)
(360) 949-1041
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock. $0.0001 par value	ABSI	The Nasdaq Global Select Market
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes   ☐     No  ☒
The registrant had outstanding 92,557,233 shares of $0.0001 par value common stock as of August 31, 2021

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Forward-looking statements can often be identified by the use of terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking. In particular, these forward-looking statements include, but are not limited to:
•our expectations regarding our further development of, successful application of, and the rate and degree of market acceptance of, our Integrated Drug Creation Platform;
•our expectations regarding the markets for our services and technologies, including the growth rate of the biologics and next-generation biologics markets;
•our ability to attract new partners and enter into technology development agreements that contain milestone and royalty obligations in favor of us;
•the potential to receive revenue for the achievement of milestones and royalties under agreements for sales of products originating from our Integrated Drug Creation Platform;
•our ability to enter into license agreements with the partners in our existing Active Programs for which our partners do not have current milestone and royalty obligations;
•our ability to manage and grow our business by expanding our relationships with existing partners or introducing our Integrated Drug Creation Platform to new partners;
•our expectations regarding our current and future partners’ continued development of, and ability to commercialize, biologic drugs generated utilizing our platform;
•our estimates of our expenses, ongoing losses, future revenue, capital requirements and our need for or ability to obtain additional funding before we can expect to generate any revenue;
•our estimates of the sufficiency of our cash resources;
•our ability to establish, maintain or expand collaborations, partnerships or strategic relationships;
•our ability to provide our partners with a full biologic drug discovery and cell line development solution from target to IND-ready, including non-standard amino acid incorporation capabilities;
•our ability to obtain and maintain intellectual property protection for our platform, products and technologies, the duration of such protection and our ability to operate our business without infringing on the intellectual property rights of others;
•our ability to attract, hire and retain key personnel and to manage our future growth effectively;
•our expectations regarding use of our cash and cash equivalents, including the proceeds from our initial public offering;
•our financial performance;
•the volatility of the trading price of our common stock;
•our competitive position and the development of and projections relating to our competitors or our industry;
•the potential impact of the ongoing COVID-19 pandemic, including the Delta variant, on our business or operations;

•the impact of laws and regulations;
•our expectations regarding the time during which we will be an emerging growth company under the JOBS Act; and
•our expectations about market trends.
We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. Moreover, we operate in a competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures, or investments we may make or enter into.
You should read this Quarterly Report and the documents that we file with the Securities and Exchange Commission, or the SEC, with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Quarterly Report are made as of the date of this Quarterly Report, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
Except as otherwise indicated, references in this Quarterly Report on Form 10-Q to “Absci,” the “Company,” “we,” “us” and “our” refer to Absci Corporation and its subsidiaries.

Part I Financial Information
Item 1. Financial Statements
ABSCI CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30,	December 31,
(In thousands, except for share and per share data)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$99,450	$69,867
Restricted cash	10,501	—
Receivables under development arrangements	545	1,594
Prepaid expenses and other current assets	1,895	1,773
Total current assets	112,391	73,234
Operating lease right-of-use assets	7,638	4,476
Property and equipment, net	37,802	8,909
Intangibles, net	56,677	—
Goodwill	22,893	—
Restricted cash	16,846	1,841
Other assets	2,823	109
TOTAL ASSETS	$257,070	$88,569
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND OTHER STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$9,004	$2,116
Accrued expenses	14,000	1,569
Loans payable	—	632
Long-term debt, current	1,577	903
Operating lease obligations, current	1,419	770
Financing lease obligations, current	1,984	1,475
Deferred revenue, current	1,775	2,630
Total current liabilities	29,759	10,095
Convertible promissory notes	150,107	—
Long-term debt - net of current portion	3,352	4,141
Operating lease obligations - net of current portion	8,978	3,813
Finance lease obligations - net of current portion	3,203	2,766
Deferred tax, net	5,228	—
Deferred revenue	839	—
Other long-term liabilities	18,489	749
TOTAL LIABILITIES	219,955	21,564
Commitments (See Note 7)
Redeemable convertible preferred stock, $0.0001 par value; 14,099,936 and 13,845,050 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 14,006,929 and 13,752,043 issued and outstanding as of June 30, 2021 and December 31, 2020 respectively; liquidation preference of $218,510 and $203,095 as of June 30, 2021 and December 31, 2020, respectively	161,377	156,433
OTHER STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value; 78,320,000 and 72,668,200 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 21,876,173 and 17,887,631 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	17,972	635
Accumulated deficit	(142,225)	(90,065)
Accumulated other comprehensive income (loss)	(11)	—
TOTAL OTHER STOCKHOLDERS' DEFICIT	(124,262)	(89,428)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND OTHER STOCKHOLDERS' DEFICIT	$257,070	$88,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except for share and per share data)	2021	2020	2021	2020
Revenues
Technology development revenue	$592	$517	$1,532	$1,042
Collaboration revenue	136	47	259	94
Total revenues	728	564	1,791	1,136
Operating expenses
Research and development	11,040	2,252	18,090	4,159
Selling, general and administrative	5,179	861	9,864	1,832
Depreciation and amortization	1,201	265	1,677	449
Total operating expenses	17,420	3,378	29,631	6,440
Operating loss	(16,692)	(2,814)	(27,840)	(5,304)
Other income (expense)
Interest expense	(2,009)	(189)	(2,464)	(287)
Other income (expense), net	(28,114)	(5)	(27,950)	(75)
Total other expense, net	(30,123)	(194)	(30,414)	(362)
Loss before income taxes	(46,815)	(3,008)	(58,254)	(5,666)
Income tax benefit	5,617	—	6,094	—
Net loss	(41,198)	(3,008)	(52,160)	(5,666)
Adjustment of redeemable preferred units and stock	—	(13,967)	—	(25,121)
Cumulative undeclared preferred stock dividends	(1,047)	—	(2,042)	—
Net loss applicable to common stockholders and unitholders	$(42,245)	$(16,975)	$(54,202)	$(30,787)

Net loss per share attributable to common stockholders and unitholders: Basic and diluted	$(2.39)	$(1.12)	$(3.13)	$(2.02)

Weighted-average common shares and units outstanding: Basic and diluted	17,641,147	15,215,747	17,312,437	15,215,747

Comprehensive loss:
Net loss	$(41,198)	$(3,008)	$(52,160)	$(5,666)
Foreign currency translation adjustments	(11)	—	(11)	—
Comprehensive loss	$(41,209)	$(3,008)	$(52,171)	$(5,666)

The accompanying notes are an integral part of these condensed consolidated financial statements

ABSCI CORPORATION
STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND UNITS AND OTHER STOCKHOLDERS’ AND MEMBERS’
DEFICIT (UNAUDITED)

(In thousands, except for share and per share data)	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Condensed Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances - December 31, 2020	13,752,043	$156,433	17,887,631	$2	$635	$(90,065)	$—	$(89,428)
Issuance of Series E preferred stock, net of issuance costs	254,886	4,944	—	—	—	—	—	—
Issuance of restricted stock	—	—	703,425	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,519	—	—	1,519
Issuance of shares in acquisition of Denovium	—	—	1,010,296	—	368	—	—	368
Net loss	—	—	—	—	—	(10,962)	—	(10,962)
Balances - March 31, 2021	14,006,929	$161,377	19,601,352	$2	$2,522	$(101,027)	$—	$(98,503)
Issuance of shares upon option exercise	—	—	62,613	—	69	—	—	69
Stock-based compensation	—	—	—	—	1,490	—	—	1,490
Issuance of shares in acquisition of Totient	—	—	2,212,208	—	13,891	—	—	13,891
Foreign currency translation adjustments	—	—	—	—	—	—	(11)	(11)
Net loss	—	—	—	—	—	(41,198)	—	(41,198)
Balances - June 30, 2021	14,006,929	$161,377	21,876,173	$2	$17,972	$(142,225)	$(11)	$(124,262)

(In thousands, except for unit and per unit data)	Redeemable Convertible Preferred Units		Common Units		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Condensed Total Members' Deficit
	Units	Amount	Units	Amount
Balances - December 31, 2019	9,964,572	$52,763	15,215,724	$2	$215	$(41,376)	$—	$(41,159)
Issuance of Class D preferred units, net of issuance costs	102,146	994	—	—	—	—	—	—
Increase in preferred unit redemption value	—	11,154	—	—	—	(11,154)	—	(11,154)
Stock-based compensation	—	—	—	—	8	—	—	8
Net loss	—	—	—	—	—	(2,658)	—	(2,658)
Balances - March 31, 2020	10,066,718	$64,911	15,215,724	$2	$223	$(55,188)	$—	$(54,963)
Issuance of Class D preferred units, net of issuance costs	371,806	3,631	—	—	—	—	—	—
Increase in preferred unit redemption value	—	13,967	—	—	—	(13,967)	—	(13,967)
Stock-based compensation	—	—	—	—	58	—	—	58
Net loss	—	—	—	—	—	(3,008)	—	(3,008)
Balances - June 30, 2020	10,438,524	$82,509	15,215,724	$2	$281	$(72,163)	$—	$(71,880)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
(In thousands)	2021	2020
Cash Flows From Operating Activities
Net loss	(52,160)	(5,666)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,677	449
Deferred income taxes	(6,094)	—
Share-based compensation	3,593	66
Change in fair value of convertible promissory notes	25,107	—
Gain on extinguishment of loan payable	(636)	—
Loss on disposal of assets	—	2
Foreign exchange transaction losses (gains)	(11)	—
Preferred stock warrant liability expense	3,440	159
Changes in operating assets and liabilities:
Receivables under development arrangements	1,109	(366)
Prepaid expenses and other current assets	(921)	(229)
Operating lease right-of-use assets and liabilities	2,653	11
Other long-term assets	(1,853)	(64)
Accounts payable	2,744	17
Accrued expenses and other liabilities	(404)	(50)
Deferred revenue	(16)	(70)
Net cash used in operating activities	(21,772)	(5,741)
Cash Flows From Investing Activities
Purchases of property and equipment	(24,111)	(526)
Acquisitions, net of cash acquired	(28,130)	—
Net cash used in investing activities	(52,241)	(526)
Cash Flows From Financing Activities
Proceeds from issuance of redeemable convertible preferred units and stock, net of issuance costs	4,944	4,625
Proceeds from issuance of long-term debt	—	2,598
Proceeds from notes payable	—	632
Principal payments on long-term debt	(139)	(500)
Principal payments on finance lease obligations	(772)	(463)
Proceeds from issuance of common stock	69	—
Proceeds from issuance of convertible promissory notes	125,000	—
Net cash provided by financing activities	129,102	6,892
Net increase (decrease) in cash, cash equivalents, and restricted cash	55,089	625
Cash, cash equivalents and restricted cash - Beginning of year	71,708	13,876
Cash, cash equivalents, and restricted cash - End of period	$126,797	$14,501

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$315	$194
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Property and equipment purchased under finance lease	$1,729	$2,906
Right-of-use assets obtained in exchange for operating lease obligation	3,330	—
Cash paid for amounts included in the measurement of operating lease liabilities	508	211
Property and equipment purchases included in accounts payable	4,187	204
Deferred offering costs included in accounts payable	825	—
Increase in redemption value of convertible preferred stock	—	25,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Organization and nature of operations
Absci Corporation (the “Company”) has developed an integrated drug creation platform that enables the creation of biologics by unifying the drug discovery and cell line development processes into one process. The Company was organized in the State of Oregon in August 2011 as a limited liability company and converted to a limited liability company (“LLC”) in Delaware in April 2016. In October 2020, the Company converted from a Delaware LLC to a Delaware corporation (the “LLC Conversion”). The Company’s headquarters are located in Vancouver, Washington.
Authorized shares of common stock
In June 2021, the Company’s board of directors (the “Board”) and stockholders increased the number of authorized shares of common stock to 78,320,000.
Initial Public Offering
On July 21, 2021, the Company’s registration statement on Form S-1 for its initial public offering (the “IPO”) was declared effective by the Securities and Exchange Commission (the “SEC”), and the shares of its common stock commenced trading on the Nasdaq Global Select Market on July 22, 2021. The IPO closed on July 26, 2021, pursuant to which the Company issued and sold 14,375,000 shares of its common stock, including the full exercise of the underwriters’ 30-day option to purchase additional shares, at a public offering price of $16.00 per share. The Company received total net proceeds of approximately $210.3 million from the IPO, after deducting underwriting discounts and commissions of $16.1 million, and offering costs of approximately $3.6 million, of which $2.6 million was incurred as of June 30, 2021. Immediately prior to the completion of the IPO, all shares of redeemable convertible preferred stock then outstanding were converted into 46,266,256 shares of common stock and all convertible notes issued in March 2021 were converted into 9,732,593 shares of common stock. The unaudited condensed financial statements as of June 30, 2021, including share and per share amounts, do not include proceeds from or shares issued in the IPO as it occurred after June 30, 2021.
Stock split
On July 16, 2021, the Board and stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to effect a forward stock split of the Company’s issued and outstanding common stock at a 3.3031-to-1 ratio, which was effected on July 19, 2021. The par value and convertible preferred stock were not adjusted as a result of the forward stock split. All issued and outstanding common stock, options to purchase common stock and units, and per share and unit amounts contained in the financial statements have been retroactively adjusted to reflect the forward stock split for all periods presented. The financial statements have also been retroactively adjusted to reflect a proportional adjustment to the conversion ratio for each series of preferred stock that was effected in connection with the forward stock split.
LLC Conversion
In conjunction with the LLC Conversion as of October 15, 2020, (i) all of the Company’s outstanding common units converted on a 1-for-1 basis into shares of common stock, par value $0.0001; and (ii) all of the Company’s outstanding redeemable preferred units converted on a 1-for-1 basis into shares of redeemable convertible preferred stock, par value $0.0001. Prior to the LLC Conversion, the Company had issued incentive units to certain employees, directors, and consultants. The outstanding vested incentive units converted on a net issuance basis into shares of common stock and the outstanding unvested incentive units converted on a net issuance basis into restricted common stock. All vesting provisions remained the same following the LLC Conversion. See Note 9: Stock based compensation for further discussion of the LLC Conversion’s impact on the Company’s stock-based compensation plans.
Unaudited Interim Financial Information
The accompanying interim condensed consolidated balance sheet as of June 30, 2021, the condensed consolidated statements of operations and comprehensive loss, condensed consolidated changes in redeemable convertible preferred stock and units and other stockholders’ and members’ deficit, and condensed consolidated statements of cash flows for the periods ended June 30, 2021 and 2020 and the

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
related footnote disclosures are unaudited. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2021 and its results of operations and cash flows for the periods ended June 30, 2021 and 2020 in accordance with accounting principles generally accepted in the United States (“US GAAP”). The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results expected for the full fiscal year or any other interim period. The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited financial statements at that date but does not include all disclosures required by US GAAP for complete financial statements. Because all of the disclosures required by US GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2020 included in the Company’s final prospectus for the IPO filed with the SEC on July 23, 2021 pursuant to Rule 424(b)(4) relating to the Company’s Registration Statement on Form S-1, as amended (File No. 333-257553).
2.Summary of significant accounting policies
Basis of presentation
The condensed consolidated financial statements are prepared in accordance with US GAAP as defined by the Financial Accounting Standards Board (“FASB”). The condensed consolidated financial statements include the Company’s wholly-owned subsidiaries and entities under its control. The Company has eliminated all intercompany transactions and accounts.
Emerging growth company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Business combinations
The Company utilizes the acquisition method of accounting for business combinations and allocates the purchase price of an acquisition to the various tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The Company primarily establishes fair value using the replacement cost approach or the income approach based upon a discounted cash flow model. The replacement cost approach measures the value of an asset by the cost to reconstruct or replace it with another of like utility. The income approach requires the use of many assumptions and estimates including future revenues and expenses, as well as discount factors and income tax rates. Other estimates include:
•The use of carrying value as a proxy for fair values of fixed assets and liabilities assumed from the target; and
•Fair values of intangible assets and contingent consideration.
While the Company uses best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business acquisition date, these estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the purchase price measurement period, which is no more than one year from the business acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Business combinations also require the Company to estimate the useful life of certain intangible assets acquired and this estimate requires significant judgment.

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Use of estimates
The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, revenue recognition including estimated timing of the satisfaction of performance obligations, purchase price allocations in conjunction with business combinations, and the fair value of stock-based compensation awards. The Company bases its estimates on historical experiences, and other relevant factors that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.
Segment information
The Company operates as a single operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of allocating resources, making operating decisions and evaluating performance.
Cash, cash equivalents and restricted cash
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Restricted cash represents amounts pledged as collateral for future property lease payments via standby letters of credit (see Note 6) and amounts held in escrow related to the acquisitions (see Note 3).
Accounts receivable
Accounts receivable consists of amounts due from partners for services performed. The Company reviews accounts receivable for credit impairment and regularly analyzes the status of significant past due receivables to determine if any will potentially be uncollectible to estimate the amount of allowance necessary to reduce accounts receivable to its estimated net realizable value. To date, no allowance has been necessary. See contract asset discussion below regarding unbilled receivables.
Fair value of financial instruments
Certain assets and liabilities are carried at fair value under US GAAP and consist principally of a fee in-lieu of warrant issuance, a warrant to purchase convertible preferred stock and convertible promissory notes. The carrying amounts of cash equivalents, accounts payable, and accrued liabilities approximate their related fair values due to the short-term nature of these instruments. None of the Company’s non-financial assets or liabilities are recorded at fair value on a recurring basis.
As permitted under Accounting Standards Codification (“ASC”) 825, Financial Instruments, (“ASC 825”), the Company has elected the fair value option to account for its convertible promissory notes issued during the six months ended June 30, 2021. In accordance with ASC 825, the Company records these convertible promissory notes at fair value on its balance sheet. Changes in fair value of the warrant to purchase convertible preferred stock and the convertible promissory notes are recorded in the statements of operations and comprehensive loss. As a result of applying the fair value option, direct costs and fees related to the convertible promissory notes were recognized as incurred and not deferred.
There are significant judgments and estimates inherent in the determination of the fair value of these liabilities. If the Company had made different assumptions including, among others, those related to the timing and probability of various corporate scenarios, discount rates, volatilities and exit valuations, the carrying values of the fee in lieu of warrant, warrant liability, and net loss and net loss per common share could have been significantly different.
Concentration risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, and receivables under development arrangements. The Company maintains its cash and cash equivalents and restricted cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced any losses on these accounts. For the three

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and six months ended June 30, 2021, three partners represented approximately 95% and 97% of technology development revenue, respectively. For the three and six months ended June 30, 2020, three and four partners, respectively, represented 90% and 85% of technology development revenue, respectively.
As of June 30, 2021, two partners represented approximately 100% of total receivables under technology development arrangements. As of December 31, 2020, one partner represented approximately 93% of total receivables under technology development arrangements.
The Company purchases from and relies on two vendors for specific equipment and consumables which are critical to its operations. While there are alternative types of equipment that could be used, switching vendors would require significant capital investment, long lead times and significant training and validation.
Property and equipment, net
Property and equipment are stated at cost less accumulated depreciation and amortization. Additions and improvements to property and equipment are capitalized. The costs of maintenance and repairs are expensed as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the underlying assets, which vary from 3 to 7 years. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful lives of the assets. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from their respective accounts, and the resulting gain or loss is reported as income or expense in the statements of operations and comprehensive loss.
Deferred Offering Costs
The Company has deferred offering costs consisting of legal and accounting fees directly attributable to its IPO. The deferred offering costs were offset against the proceeds received following the completion of the Company’s IPO. As of June 30, 2021, $2.6 million of deferred offering costs were recorded within other long-term assets on the balance sheet.
Impairment of long-lived assets
Management reviews long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows expected to result from the use of the asset and its eventual disposition. If these estimated cash flows were less than the carrying amount of the asset, an impairment loss would be recognized in order to write down the asset to its estimated fair value. There have been no such impairments of long-lived assets during the three months and six months ended June 30, 2021 and 2020.
Redeemable convertible preferred unit and stock warrant liability
Outstanding warrants that are related to the Company’s redeemable convertible preferred units and redeemable convertible preferred stock are classified as liabilities on the balance sheets. As the warrants are exercisable for redeemable convertible preferred units and redeemable convertible preferred stock, the Company has recognized a liability for the fair value of its warrants on the balance sheets upon issuance and subsequently remeasures the liability to fair value at the end of each reporting period until the earlier of the expiration or exercise of the warrants.
Revenue recognition
The Company recognizes revenue when control of its products and services are transferred to its customers in an amount that reflects the consideration expected to be received in exchange for those products and services. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when or as the performance obligations are satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. The Company considers a performance obligation satisfied once control of a good or service has been transferred to the customer, meaning the

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
customer has the ability to use and obtain the benefit of the good or service. Technology development revenue includes revenue associated to the development and technology readiness phases of technology development agreements. The Company refers to its customers as “partners” when describing their relationship in an agreement.
Technology development revenue
The Company’s Technology Development Agreements (“TDAs”) generally include multiple phases of Cell Line Development (“CLD”) such as library design, assay development, strain screening, fermentation optimization, purification, and analytics that all represent a single performance obligation. These agreements may include options for additional goods and services such as readying the technology to transfer to the partner and licensing terms. The transaction prices for these arrangements include fixed and variable consideration for the single performance obligation as well as variable consideration for success-based achievements. Any variable consideration is constrained to the extent that it is probable that a significant reversal of cumulative revenue will not occur. Depending on the specific terms of the arrangement, the Company either recognizes revenue over time or at a point in time. While there is no alternative use to the Company for the asset created, the agreement’s terms vary as to whether an enforceable right to payment exists for performance completed as of that date. Primarily all of the Company’s contracts with its partners include an enforceable right to payment.
The Company measures progress toward the completion of the performance obligations satisfied over time using an input method based on an overall estimate of the effort incurred to date at each reporting period to satisfy a performance obligation. This method provides an appropriate depiction of completed progress toward fulfilling its performance obligations for each respective arrangement. In certain technology development agreements that require a portion of the contract consideration to be received in advance at the commencement of the contract, such advance payment is initially recorded as a contract liability.
KBI BioPharma, Inc. Collaboration agreement
In December 2019, the Company executed a four-year Joint Marketing Agreement (“JMA”) with KBI BioPharma, Inc. (“KBI”) to co-promote technologies through joint marketing efforts. The JMA provides for a non-refundable upfront payment of $0.8 million and milestone payments of $2.8 million in the aggregate, of which $2.3 million had been received as of June 30, 2021, upon the achievement of specific milestones. Upfront payments that relate to ongoing collaboration efforts required throughout the contract term such as joint marketing are recognized ratably throughout the contract term. The Company fully constrains revenue associated with the milestone payments until the specified milestones are probable of achievement. Additionally, KBI is obligated to make royalty payments to the Company during the fourth year of the JMA representing a percentage of its sales generated through the arrangement. Any costs incurred to KBI through the duration of the JMA are recognized as a reduction to collaboration revenue in the period in which they are incurred. As of June 30, 2021 and December 31, 2020, deferred revenue related to the JMA was $1.4 million and $1.8 million, respectively.
Contract balances
Contract assets are generated when contractual billing schedules differ from revenue recognition timing and the Company records a contract receivable when it has an unconditional right to consideration. As of June 30, 2021 and December 31, 2020, contract assets were $0.1 million and $0.1 million, respectively.
Contract liabilities are recorded in deferred revenue when cash payments are received or due in advance of the satisfaction of performance obligations. As of June 30, 2021 and December 31, 2020, contract liabilities were $2.6 million and $2.6 million, respectively. During the three and six months ended June 30, 2021, the Company recognized $0.1 million and $1.1 million, respectively, as revenue that had been included in deferred revenue at the beginning of the period. During the three and six months ended June 30, 2020, the Company recognized $0.0 million and $0.1 million, respectively, as revenue that had been included in deferred revenue at the beginning of the period.

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income taxes
Prior to the LLC Conversion, all income tax effects of the Company's operations were passed through to its members individually. Accordingly, the accompanying financial statements do not include any income tax effects for the Company prior to the LLC Conversion date, and the Company had no unrecognized income tax benefits, nor any interest or penalties associated with unrecognized income tax benefits, accrued or expensed as of and for the year ended December 31, 2019 and the period from January 1, 2020 through October 5, 2020.
Following the LLC Conversion, the Company accounts for income taxes using the asset and liability method whereby deferred tax asset and liability accounts are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are currently in effect. Valuation allowances are established where necessary to reduce deferred tax assets to the amounts expected to be realized.
The Company files income tax returns in the federal and various state tax jurisdictions.
The Company recognizes interest and penalties related to income tax matters as a component of tax expense. The Company did not record any interest or penalties related to income tax during the three and six months ended June 30, 2021.
Leases
At the inception of a contractual arrangement, the Company determines whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If both criteria are met, the Company records the associated lease liability and corresponding right-of-use asset upon commencement of the lease using the implicit rate or a discount rate based on a credit adjusted secured borrowing rate commensurate with the term of the lease.
The Company additionally evaluates leases at their inception to determine if they are to be accounted for as an operating lease or a finance lease. Operating lease assets represent a right to use an underlying asset for the lease term and operating lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease obligations with a term greater than one year and their corresponding right-of-use assets are recognized on the balance sheet at the commencement date of the lease based on the present value of lease payments over the expected lease term. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.
As the Company’s operating leases do not typically provide an implicit rate, the Company utilizes the appropriate incremental borrowing rate, determined as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and in a similar economic environment. The lease cost is recognized on a straight-line basis over the lease term and variable lease payments are recognized as operating expenses in the period in which the obligation for those payments is incurred. Variable lease payments primarily include common area maintenance, utilities, real estate taxes, insurance and other operating costs that are passed on from the lessor in proportion to the space leased by the Company.
The Company accounts for its finance leases by calculating an implied interest rate in the lease contract and recognizing a finance lease right of use asset and lease liability. The right of use asset is recognized in property and equipment, net, in the asset category in which the underlying asset relates. The lease liability is recognized in the condensed consolidated balance sheet as a finance lease obligation.
Research and development expenses
Research and development expenses include the cost of materials, personnel-related costs (comprised of salaries, benefits and share-based compensation), consulting fees and allocated facility costs associated with both the Company’s execution of technology development agreements and collaboration agreements, as well as ongoing development of the Company’s Integrated Drug Creation Platform and other technologies. Allocated facility costs include facility occupancy and information technology costs. The Company derives improvements to its platform from both types of activities. The Company has not historically tracked its research and development expenses on a partner-by-partner basis or on a program-by-program basis.

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-based compensation
Stock-based compensation includes compensation expense for incentive units, restricted stock, and stock option grants to employees and is measured on the grant date based on the fair value of the award and recognized on a straight-line basis over the requisite service period. The fair value of options to purchase common stock are measured using the Black-Scholes option-pricing model. The Company accounts for forfeitures as they occur. Prior to the LLC Conversion, the Company also granted phantom units which due to the presence of an exercise condition contingent upon a liquidity event, the Company determined that it was not probable that the phantom units would become exercisable.
Net Loss Per Share Attributable to Common Stockholders and Unitholders
The Company calculates basic and diluted net loss per share attributable to common stockholders and unitholders in conformity with the two-class method required for companies with participating securities. The Company considers its redeemable convertible preferred stock and units to be participating securities. In the event a dividend is declared or paid on common stock and units, holders of redeemable convertible preferred stock and units are entitled to a share of such dividend in proportion to the holders of common stock and units on an as-if converted basis. Under the two-class method, basic net loss per share attributable to common stockholder and unitholder is calculated by dividing the net loss attributable to common stockholder and unitholder by the weighted-average number of shares of common stock and units outstanding for the period. Net loss attributable to common stockholders and unitholders is determined by allocating undistributed earnings between common and preferred stockholders and unitholders. The diluted net loss per share attributable to common stockholders and unitholders is computed by giving effect to all potential dilutive common stock and unit equivalents outstanding for the period determined using the treasury stock method. The net loss attributable to common stockholders and unitholders was not allocated to the redeemable convertible preferred stock and units under the two-class method as the redeemable convertible preferred stock and units do not have a contractual obligation to share in the Company’s losses. For purposes of this calculation, redeemable convertible preferred stock and units, redeemable convertible preferred stock and unit warrants, incentive (formerly incentive units) and non-qualified stock options are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders and unitholders as their effect is anti-dilutive.
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU No. 2020-06”). The new guidance eliminates two of the three models in ASC 470-20 that require separating embedded conversion features from convertible instruments. As a result, only conversion features accounted for under the substantial premium model in ASC 470-20 and those that require bifurcation in accordance with ASC 815-15 will be accounted for separately. For contracts in an entity’s own equity, the new guidance eliminates some of the requirements in ASC 815-40 for equity classification. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. ASU 2020-06 is effective for the Company after December 15, 2023. Early adoption is permitted for fiscal periods beginning after December 15, 2020. The Company adopted this standard as of January 1, 2021, and the adoption of this standard did not impact its condensed consolidated financial statements.
Recently issued accounting pronouncements, not yet adopted
In December 2019, the FASB issued amended guidance on the accounting and reporting of income taxes. The guidance is intended to simplify the accounting for income taxes by removing exceptions related to certain intraperiod tax allocations and deferred tax liabilities; clarifying guidance primarily related to evaluating the step-up tax basis for goodwill in a business combination; and reflecting enacted changes in tax laws or rates in the annual effective tax rate. The amended guidance is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The application of the amendments in the new guidance are to be applied on a retrospective basis, on a modified retrospective basis through a cumulative-effect adjustment to retained earnings or

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
prospectively, depending on the amendment. The Company is currently evaluating the impact of adoption on its condensed consolidated financial statements.
3.Acquisitions
Acquisition of Denovium
In January 2021, the Company completed its acquisition of the common stock of Denovium, Inc. (“Denovium”), an artificial intelligence deep learning company focused on protein discovery and design. The Company intends to integrate Denovium’s technology into its Integrated Drug Creation Platform. The acquisition has been accounted for as a business combination.
Pursuant to the terms of the agreement, the Company acquired all outstanding equity of Denovium for estimated total consideration of $3.0 million, which consists of (in thousands):

Cash consideration	$2,670
Equity consideration	368
Total purchase consideration	$3,038

Cash consideration includes a $2.5 million upfront payment and a payment for working capital adjustments.
In addition to the $2.5 million paid upfront, $2.5 million was placed into escrow subject to the continued service and/or employment of Denovium’s co-founders over a one-year period. This amount is not included in the total consideration and is accounted for as compensation expense over the one-year service period.
The Company issued 1,010,296 shares of its common stock to the Denovium co-founders, of which 80% or 808,238 shares is subject to a Stock Restriction Agreement and vests monthly over a four-year term subject to a service condition. The fair value of these shares of $1.5 million will be recognized as compensation cost over the four-year service period. The remaining 20%, or 202,058 shares, vested immediately and is included in the total consideration.
The following table summarizes the allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$158
Accounts receivable	59
Other current assets	1
Intangible assets	2,507
Goodwill	1,055
TOTAL ASSETS	3,780
Accounts payable and accrued expenses	109
Deferred tax liability	633
TOTAL LIABILITIES	742
Fair value of net assets acquired and liabilities assumed	$3,038

Goodwill arising from the acquisition of $1.1 million was attributable to the assembled workforce and expected synergies between the Company’s Integrated Drug Creation Platform and the Denovium Engine. The goodwill is not deductible for tax purposes. As of June 30, 2021, the Company had not yet fully completed the analysis to assign fair values to all assets acquired and liabilities assumed, and therefore the purchase price allocation is preliminary. The remaining items include the finalization of working capital adjustments, income taxes, and the resulting impact to goodwill. The preliminary purchase price allocation will be subject to further refinement as the Company continues to refine its estimates and assumptions based on information available at the acquisition date. These refinements may result in material changes to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation adjustments can be made throughout the end of the Company’s measurement period, which is not to exceed one year from the acquisition date.

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table reflects the estimated fair values of the identified intangible assets of Denovium and their respective weighted-average estimated amortization periods.

	Estimated Fair Value (in thousands)	Estimated Amortization Period (years)
Denovium Engine	$2,507	5
	$2,507

Acquisition of Totient
On June 4, 2021, the Company entered into a merger agreement with Totient, Inc. (“Totient”), under which, at the effective time, a wholly owned entity, or Merger Sub, merged with Totient, with Merger Sub surviving as a wholly owned subsidiary of the Company.
Pursuant to the merger agreement, at closing, Totient shareholders became eligible to receive an aggregate payment of $55.0 million in cash, of which $40.0 million in cash was paid at closing, subject to customary purchase price adjustments and escrow restrictions, and $15.0 million in cash shall be paid upon the achievement of expected milestones, and 2,212,208 shares of the Company’s common stock. The $40.0 million cash consideration includes $8.0 million of deferred cash payment, due in one year, which is held in escrow and included in current Restricted cash and Accrued expenses on the condensed consolidated balance sheet as of June 30, 2021. All common stock issued is unrestricted, except for those shares granted to certain members of Totient’s management, of which 25% of the shares issued were vested upon the closing of the transaction and the remaining 75% will vest over two years, six months, in installments each six months subject to their continuing service relationships with the Company.
The following table summarizes the preliminary purchase price (in thousands):

Estimated cash payment to Totient stockholders	$35,368	(i)
Estimated stock payment to Totient stockholders	13,891	(ii)
Estimated cash payment contingent on achieving specified milestone	12,000	(iii)
Total	$61,259
(i)Pursuant to the merger agreement, the initial purchase price includes $40.0 million of cash adjusted for the agreed upon working capital value which includes the payment of Totient’s transaction and other expenses as well as payments to Totient stock option holders for the cancellation and extinguishment of Totient stock options.
(ii)Pursuant to the merger agreement, 2,212,208 common shares issued in payment to Totient stockholders with 1,282,747 vesting immediately and therefore included in the purchase price consideration. The remaining 929,461 shares will vest ratably, every six months over 5 equal installments of a 2.5 years service period and will be expensed over the service period. These shares are subject to a stock restriction agreement that requires certain key Totient executives to maintain a continued service relationship throughout the service period.
(iii)Represents the estimated fair value of the contingent consideration that is payable upon the achievement of the milestone of Absci entering into one or more definitive commercialization agreements, or technology partnering or licensing agreements, or collaboration agreements, with third parties using, or related to, Totient’s technology, a target discovered or identified by using Totient’s technology, or a peptide, protein complex or amino acid sequence assembled using Totient’s technology, including any Totient product or enabled product, pursuant to which (a) Absci is entitled to receive at least $2.0 million in aggregate upfront cash or equity payments (provided, that the minimum upfront payment under any individual agreement shall be $1.0 million and (b) an option for a license or a license or similar right is granted to the third party; or (ii) First Commercial Sale of a Totient product or enabled product. These values are based on the most recent estimate of the fair value available and will be updated as we obtain more information. The $12.0 million of contingent consideration is included in Other long-term liabilities on the condensed consolidated balance sheet as of June 30, 2021.

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the initial allocation of the preliminary estimated consideration to the identifiable assets and liabilities acquired by us as of June 4, 2021 (in thousands).

Current assets:
Cash and cash equivalents	$1,751
Prepaid expenses and other current assets	141
Total current assets	1,892
Operating lease right-of-use assets	266
Property and equipment, net	118
Goodwill	21,838	(i)
Intangible assets	54,600	(ii)
Other assets	23
TOTAL ASSETS	78,737
Current liabilities:
Accounts payable	78
Accrued expenses	6,420
Operating lease obligations, current	122
Total current liabilities	6,620
Operating lease obligations - net of current portion	144
Deferred tax, net	10,690
Other long-term liabilities	24
TOTAL LIABILITIES	17,478
Fair value of net assets acquired and liabilities assumed	$61,259
(i)Goodwill represents the excess of the estimated purchase price over the estimated fair value of Totient’s identifiable assets acquired and liabilities assumed. Goodwill also reflects the requirement to record deferred tax balances for the difference between the assigned values and the tax bases of assets acquired and liabilities assumed in the business combination. Goodwill is not deductible for tax purposes.
(ii)The estimated fair value of and useful lives of the intangible assets acquired is as follows:

	Estimated fair value (in thousands)(a)	Estimated useful lives (in years)(b)
Monoclonal antibody library	$46,300	20
Developed software platform and the related methods patents	8,300	15
Total	$54,600
(a)The estimated fair values were categorized within Level 3 of the fair value hierarchy and were determined using an income-based approach, which was based on the present value of the future estimated after-tax cash flows attributable to each intangible asset. The significant assumptions inherent in the development of the values, from the perspective of a market participant, include the amount and timing of projected future cash flows (including revenue, regulatory success and profitability), and the discount rate selected to measure the risks inherent in the future cash flows, which was between 18%-23%. These fair values are based on the most recent estimate of the fair value available and will be updated as we obtain more information.
(b)The estimate of the useful life was based on an analysis of the expected use of the asset by us, any legal, regulatory or contractual provisions that may limit the useful life, the effects of obsolescence, competition and other relevant economic factors, and consideration of the expected cash flows used to measure the fair value of the intangible asset.
The Company has not yet fully completed the analysis to assign fair values to all assets acquired and liabilities assumed, and therefore the purchase price allocation is preliminary. The remaining items include the finalization of working capital adjustments, income taxes, valuation of identifiable intangible assets and contingent consideration liability, and the resulting impact to goodwill. The preliminary purchase price allocation will be subject to further refinement as the Company continues to refine its estimates and assumptions based on information available at the acquisition date. These refinements may result in material changes to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation adjustments can be made throughout the end of the Company’s measurement period, which is not to exceed one year from the acquisition date.

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Acquisition costs of $0.9 million were included in the Unaudited Consolidated Statement of Operations and Other Comprehensive Loss as selling, general and administrative. The Company’s results of operations for the three and six months ended June 30, 2021 include the operating results of Totient since the date of acquisition, within the Unaudited Consolidated Statement of Operations.
The unaudited financial information in the table below summarizes the combined results of operations of the Company and Totient on a pro forma basis, as though the companies had been combined as of January 1, 2020. These pro forma results were based on estimates and assumptions, which we believe are reasonable. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of our fiscal year 2020. The pro forma financial information includes adjustments to share-based compensation expense, amortization for acquired intangible assets, interest expense, and transaction costs, and related tax effects.
The pro forma financial information for the three and six months ended June 30, 2021 and June 30, 2020 combines our results, which include the results of Totient subsequent to June 4, 2021, and the historical results for Totient for the periods prior to acquisition. The pro forma results for the six months ended June 30, 2020 also include material nonrecurring adjustments for $0.9 million of acquisition related costs incurred and $1.6 million of costs related to the acceleration of stock appreciation right (“SAR”) and Employee Stock Ownership Plan awards due to preexisting change in control provisions.
The following table summarizes the pro forma financial information (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net loss applicable to common stockholders and unitholders	$(47,035)	$(19,465)	$(61,116)	$(38,410)

4.Property and equipment, net
Property and equipment as of June 30, 2021 and December 31, 2020 consists of the following (in thousands):

	June 30,	December 31,
	2021	2020
Construction in progress	$1,890	$—
Lab Equipment	18,418	8,578
Software	244	188
Furniture, Fixtures and Other	3,060	472
Leasehold Improvements	17,755	2,016
Total Cost	41,367	11,254
Less accumulated depreciation and amortization	(3,565)	(2,345)
Property and equipment, net	$37,802	$8,909

Depreciation expense was $0.9 million and $1.2 million for the three and six months ended June 30, 2021, respectively. Depreciation expense was $0.3 million and $0.4 million for the three and six months ended June 30, 2020, respectively.
5.Long-term debt and other borrowings
In June 2018, the Company signed a Loan and Security Agreement (“LSA”) with Bridge Bank (“Bank”), a division of Western Alliance Bank. The purpose of the LSA was to provide long-term financing to the Company through term loans available for borrowing in three tranches up to a maximum of $3.0 million

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
through December 2019 upon the attainment of certain milestones as delineated in the LSA. The first tranche of $0.3 million was borrowed in 2018. The Company was obligated to make interest-only payments until the amortization date of June 28, 2019 and after that date to make principal and interest payments. Interest on outstanding borrowings under the LSA is charged at a rate of 6% per annum. This loan was scheduled to originally matured in May 2022, at which time all outstanding principal and accrued and unpaid interest is due and payable. This loan is secured by substantially all tangible assets of the Company; intellectual property is excluded from the secured collateral but is subject to a negative pledge in favor of the Bank.
In March 2019, the Company entered into a first amendment to the LSA that increased total borrowings to $3.0 million and added a financial liquidity covenant. The amendment was accounted for as a debt modification and no gain or loss was recognized in the Company’s financial statements.
In May 2020, the Company entered into a second amendment to the LSA that increased total borrowings to $5.0 million. The amortization date was extended to May 1, 2021 except, if a certain revenue and new contract bookings milestone is achieved, the amortization date is extended to November 1, 2021. The maturity date of the loan was extended to May 11, 2024. The amendment was accounted for as a debt modification and no gain or loss was recognized in the Company’s financial statements.
In August 2020, the Company entered into a third amendment to the LSA that waived an event of default due to failure to meet a financial covenant. The amendment also expanded the definition of permitted indebtedness to include Payroll Protection Plan (“PPP”) loans, and modified financial and restrictive covenants.
In February 2021, the Company entered into a fourth amendment to the LSA. This amendment gave effect to the Company’s conversion to a corporation and its purchase of Denovium, including permitting certain cash and equity consideration linked to continued employment and service requirements, and adding Denovium as co-borrower to the LSA.
In June 2021, the Company entered into a fifth amendment to the LSA. This amendment modified the term loan’s maturity date to June 16, 2023.
The Company may prepay all, but not less than all, of the term loans at any time upon 10 days written notice, with a prepayment premium beginning at 1.0% initially and declining to 0% after May 11, 2022. The Company is also required to pay a final payment equal to 3% of the principal amount funded, which is payable upon the earliest to occur of (i) the maturity date, (ii) acceleration and (iii) the prepayment of the loan. As part of the second amendment, the Company paid a one-time amendment fee and a pro-rated final payment in connection with the amendment. The final payment represents an additional principal payment and is accounted for as a debt discount that will be accreted through the maturity date of the loan based on the effective interest method.
In connection with entering into the LSA in June 2018, the Company entered into an agreement whereby the Company is required to pay a fee of 3.5% of the aggregate amount of term loans funded by the Bank under the LSA within three business days of a sale or other disposition of substantially all of the Company’s assets, a merger or consolidation, a change in control or an initial public offering. Concurrent with the second amendment, the Company and the Bank entered into an amended agreement which extended the term of the fee to May 11, 2030. This fee became payable upon completion of the Company’s IPO on July 26, 2021.
Under the LSA (as amended), the Company is subject to a financial covenant. The covenant, as amended, requires that the Company maintain at all times either (a) unrestricted cash and cash equivalents in an amount equal to or greater than the Company’s monthly cash burn or (b) trailing 6-month revenue of at least 80% of the Company’s revenue projections (over the same 6-month period) determined using the lender’s measurement method. As of June 30, 2021, the Company was in compliance with this financial covenant.
As of June 30, 2021, the outstanding principal balance under the LSA was $4.9 million.
The carrying amount of the long-term debt approximates fair value.
In May 2020, the Company received a PPP loan pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in the amount of $0.6 million. The loan had a two-year term and bore a fixed interest rate of 1%. Under the terms of the CARES Act, the loan was eligible to be forgiven, in part or whole, if the

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
proceeds were used to retain and pay employees and for other qualifying expenditures. In February 2021, the Company received notification from the Small Business Administration that they approved the forgiveness of the full $0.6 million PPP loan and a gain on extinguishment in this amount was recorded as Other income in the Condensed Consolidated Statement of Operations.
In March 2021, the Company entered into a Note Purchase Agreement to issue and sell $125.0 million convertible promissory notes (the “2021 Notes”) to certain investors. The 2021 Notes bore interest at 6% per annum and had a maturity date in September 2023, or earlier upon certain events of default. The Company was not permitted to prepay the 2021 Notes without the consent of the holders of a majority in interest of the outstanding 2021 Notes (the “Majority Noteholders”). The terms of the 2021 Notes provided that they would automatically convert, upon the first of the following transactions to occur, into: (i) shares of the Company’s common stock upon a qualified initial public offering (“QIPO”) or a qualified merger with a Special Purpose Acquisition Company (“SPAC”); or (ii) shares of the Company’s preferred stock in the event of a qualified equity financing in which the Company raises gross proceeds of $30 million or more through sale of preferred stock. The 2021 Notes were also convertible into shares of the Company’s capital stock issued in a non-qualifying financing transaction upon the election of the Noteholders. The 2021 Notes were convertible at a conversion price equal to the lower of (i) a per share price equal to 82% of the per share price paid by the new investors in such qualified financing, QIPO or SPAC transaction or (ii) the price per share calculated on the basis of a pre-money valuation of the Company of $1.5 billion divided by the aggregate number of shares of common stock of the Company deemed outstanding on an as-converted, fully diluted basis including (a) all shares reserved under the Company’s stock option plan and (b) 50% of additional shares reserved in connection with any expansion of the option pool as a result of the transaction, as of immediately prior to such qualified financing, public offering, or conversion event (“Cap Price”). In the event of a non-qualified financing, the 2021 Notes were convertible at the Cap Price. In the event of a Deemed Liquidation Event, the outstanding balance would either (a) be repaid in cash in an amount equal to the sum of the outstanding balance plus 50% of the original principal amount of the Note or (b) be converted into that number of shares of a new series of preferred stock of the Company at the Cap Price. On or after the Maturity Date, at the option of the Noteholder, the outstanding balance would either (a) be repaid in cash in an amount equal to the outstanding balance or (b) be converted into that number of shares of a new preferred stock of the Company at the Cap Price.
Due to certain embedded features within the 2021 Notes, the Company elected to account for these notes, including all of their embedded features, under the fair value option. The Company has elected to recognize interest expense based on the 6% per annum coupon rate of the Notes, which is is included in Other long-term liabilities on the Condensed Consolidated Balance Sheet.
6.Leases
In December 2020, the Company entered into a lease agreement for a new 61,607 square foot facility in Vancouver, Washington. The lease term commenced in December 2020 and initially was set to end in April 2026, with the Company’s option to renew through April 2031. The lease agreement provides for annual base rent of approximately $1.2 million in the first year of the lease term which increases on an annual basis to approximately $1.5 million in the final year of the initial lease term. As part of the lease agreement, the lessor provided tenant incentives in the amount of $2.5 million.
In March 2021, the Company entered into an amendment to its lease agreement with respect to its new facility currently under construction. The amendment makes certain changes to the original lease, including (i) the addition of 16,367 square feet of office and laboratory space at the same site (“Expansion Premises”) and (ii) an extension of the expiration date of the original lease by 24 months following the rent commencement date of April 1, 2021. The amendment provides for annual base rent for the Expansion Premises of approximately $0.3 million in the first year of the lease term, which increases on an annual basis to approximately $0.4 million in the final year of the lease term. The amendment also provides for additional tenant incentives in the amount of $0.7 million. Additionally, with the execution of this amendment, the Company obtained a one-time option to terminate the lease for the original premises and Expansion Premises after five years. All other terms of the lease amendment for the Expansion Premises are consistent with the existing new facility lease agreement. Under the amendment, the Company retains its original option to renew the lease for an additional five-year term, at then-current market rates.

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In conjunction with the new facility lease and lease amendment, the Company entered into an agreement with a construction company for purposes of building out the facility and customizations for a total estimated cost of approximately $21.0 million.
The Company moved into its new facility in May 2021 and has completed its move out of its prior office and laboratory facility, for which the Company’s lease continues through August 2024. The Company is currently evaluating the prior facility lease and determining its best use.
For each of the Company’s facility lease agreements, the Company is responsible for taxes, insurance and maintenance costs.
The Company leases certain laboratory equipment under finance leases. Property and equipment includes approximately $7.2 million and $4.3 million of assets under finance leases as of June 30, 2021 and December 31, 2020, respectively. Accumulated depreciation related to assets under finance leases was approximately $1.3 million and $0.9 million as of June 30, 2021 and December 31, 2020, respectively.
Future undiscounted lease payments for the Company’s lease liabilities as of June 30, 2021 are as follows (in thousands):

	Operating leases	Finance leases
2021 (six months remaining)	$1,123	$1,139
2022	2,294	2,293
2023	2,293	1,555
2024	2,135	600
2025	1,873	50
Thereafter	4,751	—
Total future lease payments	14,469	5,637
Less: Imputed interest	(3,268)	(450)
Less: Lease incentive	(804)	—
Present value of lease liabilities	$10,397	$5,187

Additional information related to the Company’s leases as of June 30, 2021 and December 31, 2020 is as follows:

	June 30, 2021	December 31, 2020
Weighted average remaining lease term (in years)
Operating leases	6.5	4.9
Finance leases	2.6	3.0

Weighted average discount rate
Operating leases	8%	8%
Finance leases	7%	7%

7.Commitments and contingencies
As of June 30, 2021, future lease payments are secured by irrevocable standby letters of credit totaling $1.8 million. The irrevocable standby letters of credit are expected to be pledged for the full lease terms which extend through 2024 and 2028 for each of the Company’s facility leases.
In the ordinary course of business, the Company is a party to claims and legal proceedings. The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on currently available information, management does

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
not believe that the ultimate outcome of these unresolved matters is probable or estimable and not likely, individually and in the aggregate, to have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and management’s view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position, results of operations or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.
8.Redeemable convertible preferred stock
Redeemable Convertible Preferred Stock
The following table summarizes the authorized, issued, and outstanding redeemable convertible preferred stock of the Company as of June 30, 2021 (in thousands, except share and per share data):

	June 30, 2021
	Shares Authorized	Shares Issued and Outstanding	Issuance Price per Share	Net Proceeds	Liquidation Preference
Convertible Preferred Stock:
Junior	1,573,547	1,573,547	$1.00	$1,462	$1,991
Series A-1	2,793,007	2,700,000	1.00	2,700	3,456
Series A-2	1,500,000	1,500,000	1.00	1,500	1,887
Series B	1,372,549	1,372,549	1.53	2,065	2,589
Series C	1,760,252	1,760,252	6.95	11,979	14,467
Series D	1,532,176	1,532,176	9.79	14,966	16,298
Series E	3,568,405	3,568,405	19.62	69,653	177,822
Total convertible preferred stocks	14,099,936	14,006,929		$104,325	$218,510

The following table summarizes the authorized, issued, and outstanding redeemable convertible preferred stock of the Company as of December 31, 2020 (in thousands, except share and per share data):

	December 31, 2020
	Shares Authorized	Shares Issued and Outstanding	Issuance Price per Share	Net Proceeds	Liquidation Preference
Convertible Preferred Stock:
Junior	1,573,547	1,573,547	$1.00	$1,462	$1,989
Series A-1	2,793,007	2,700,000	1.00	2,700	3,453
Series A-2	1,500,000	1,500,000	1.00	1,500	1,885
Series B	1,372,549	1,372,549	1.53	2,065	2,526
Series C	1,760,252	1,760,252	6.95	11,979	14,110
Series D	1,532,176	1,532,176	9.79	14,951	15,852
Series E	3,313,519	3,313,519	19.62	64,709	163,280
Total convertible preferred stock	13,845,050	13,752,043		$99,366	$203,095

The Company recorded its redeemable convertible preferred stock at the issuance price on the dates of issuance, net of issuance costs. Mandatory conversion of preferred stock to common stock is triggered by either (a) a closing of a public offering with net proceeds of at least $50 million at a price of at least $5.94 per share or (b) the vote or written consent of the holders of a preferred majority electing conversion of all preferred stock and junior preferred stock. The preferred stock is redeemable at the greater of (a) the unpaid liquidation preference or (b) fair value, both determined as of the date of redemption request, contingent upon certain deemed liquidation events outside the control of the Company, none of which are considered

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
probable of occurring as of June 30, 2021. As such, the Company classifies the redeemable convertible preferred stock as temporary equity in the Condensed Consolidated Balance Sheets.
In the event of any liquidation event, either voluntary or involuntary, holders of Series E Preferred Stock are entitled to receive out of proceeds or assets of the Company, prior and in preference to the distribution of proceeds to holders of Series D Preferred Stock, Series C Preferred Stock, Series B Preferred Stock, Series A Preferred Stock, Junior Preferred Stock, or Common Stock. Holders of Series D Preferred Stock, Series C Preferred Stock, Series B Preferred Stock and Series A Preferred Stock are entitled to receive proceeds prior and in preference to distribution of proceeds to Junior Preferred Stock. The amount of distributions preferred stockholders are entitled to is equal to the original issue price for each series of issuance, plus declared but unpaid dividends on each such share. The holders of Junior, Series A-1, Series A-2, Series B, Series C, and Series D preferred stock shall receive $1.00, $1.00, $1.00, $1.53, $6.95, and $9.79 per share, respectively, plus declared but unpaid dividends on such shares. Series E Preferred Stock has, at the option of the holder, an alternative liquidation preference equal to 1.5 times the original issuance price of $19.62 for any redemption within 12 months of the original issuance date of October 2020. After this 12-month period, the Series E liquidation preference is equal to $19.62 plus accrued but unpaid dividends on such shares. Upon completion of the distribution to the preferred stockholders, the remaining proceeds of the Company shall be distributed among the holders of common stock pro rata based on the number of shares held by each. Preferred stockholders have preemptive voting rights for significant capital transactions including liquidation, merger or sale of the Company, amendments to the operating agreement, issuance of additional equity interests, issuance of debt instruments, and pledging of Company assets. The preferred stock accrues cumulative dividends at a rate of 6% per annum. The Company has not declared or paid dividends to the holders of preferred stock.
Each share of redeemable convertible preferred stock has a number of votes equal to the number of shares of common stock into which it is convertible. The holders of record of the Series A and Series B redeemable convertible preferred stock vote together on an as-converted basis exclusively and as a separate class and are entitled to elect two directors of the Company. The holders of record of the Series C redeemable convertible preferred stock vote exclusively and as a separate class and are entitled to elect one director of the Company. The holders of record of the Series E redeemable convertible preferred stock vote exclusively and as a separate class and are entitled to elect one director of the Company.
Preferred stock warrants
As part of the Class A-1 funding in 2016, a warrant for the purchase of 93,007 Class A-1 Preferred Units at an exercise price of $1 per unit and exercisable at any time before April 2026 was granted to an investor. This warrant was exchanged for a warrant to purchase Class A-1 preferred stock at equivalent terms in October 2020. Because the underlying shares are redeemable for conditions outside of the Company’s control, the warrant is classified within other long-term liabilities on the condensed consolidated balance sheets and recognized at fair value at each reporting period with the change in fair value recorded in other expense on the condensed consolidated statement of operations and comprehensive loss. The balance is included in Other long-term liabilities on the condensed consolidated balance sheet.
9.Stock-Based compensation
Prior to the LLC Conversion, the Company granted incentive units and phantom units under its 2015 Equity-Based Incentive Plan (“2015 Plan”) to employees and non-employee service providers. In October 2020, in conjunction with the LLC Conversion, the Company adopted the 2020 Stock Option and Grant Plan (“2020 Plan”) under which it granted stock options, restricted shares, and SARs as replacements awards for outstanding awards under the 2015 Plan and as new awards to incentivize employee service.

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Total stock-based compensation expense related to all of the Company’s stock-based awards was recorded in the statements of operations as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	851	27	1,927	27
Selling, general and administrative	591	31	1,666	39
Total stock-based compensation expense	$1,442	$58	$3,593	$66

Restricted Stock
Upon the LLC Conversion, the outstanding 3,329,707 incentive units were exchanged for 2,671,907 restricted shares of common stock granted under the 2020 Plan based on a ratio determined by their threshold amount and the fair value of the restricted stock. The exchange was accounted for as a probable-to-probable modification (Type I modification), and the fair value of the restricted shares did not exceed the fair value of the incentive units on the date of exchange. Accordingly, the restricted shares are measured at the grant date fair value of the incentive units. Shares of restricted stock that do not vest are subject to our right of repurchase or forfeiture.
Activity for the restricted shares is shown below:

Number of shares
Unvested as of December 31, 2020	1,111,642
Granted	2,441,129
Vested	(335,324)
Unvested as of June 30, 2021	3,217,447

As of June 30, 2021, there was $14.2 million of unrecognized compensation expense related to the restricted shares expected to be recognized over a remaining weighted-average period of 3.0 years.
Phantom Units
Phantom units generally vested at 25% after one-year with the remainder vesting quarterly over the following three-year period. Upon the occurrence of a liquidity event, 100% of phantom units would vest. A liquidity event for purposes of the phantom units meant either of the following events: (i) a person or persons acting as a group (other than a person or group that currently owns more than 50% of the voting power of the Company) acquires ownership of common units that, together with the common units held by such person or group, constitutes more than 50% of the voting power of all common units of the Company or (ii) a person or persons acting as a group acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or persons) assets from the Company that have a total gross fair market value of more than 60% of the total gross fair market value of all of the assets of the Company immediately before such acquisition or acquisitions. Upon a liquidity event, the phantom unit holders were entitled to a payment equal to the fair value of common units less a strike price. The payment was to be made in the same form of consideration as received by other unit holders as a result of the liquidity event. Other than this payment upon a liquidity event, phantom units provided no economic value and they provided no voting rights. Due to the presence of an exercise condition that was contingent upon a liquidity event, the Company determined that it was not probable that the phantom units would become exercisable and no compensation expense has been recognized.

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Activity for the phantom units is shown below:

	Number of Units	Weighted Average Strike Price
Unvested as of December 31, 2020	1,202,435	$0.47
Granted	—	—
Vested	—	—
Exchange of Phantom Units for Cash Payment Rights, SARs, and/or Stock Options	(1,202,435)	$0.47
Unvested as of June 30, 2021	—	$—

Following the LLC Conversion, the holders of phantom units were offered to exchange their awards for a combination of cash payment rights, SARs and/or stock options granted under the 2020 Plan. The exchange was accounted for as short-term inducement, with no accounting recognition prior to offer expiration in January 2021 as the exchange offer participants were able to modify their election through the expiration date. In January 2021, all participants accepted the offer. The exercisability of the SARs is contingent upon a liquidity event that is not probable of occurrence; accordingly, no compensation expense has been recognized for these awards. The stock options vest based on a service condition, generally over a 4-year term beginning with the vesting commencement date of the exchanged phantom units.
The aggregate intrinsic value of the 400,675 SARs outstanding as of June 30, 2021 is $5.4 million based on the estimated fair value of common stock of $13.67.
Stock Options
Stock options generally vest 25% after one-year from the date of the grant with the remainder vesting monthly over the following three-year period. Certain options have alternative vesting schedules including ratably over 2-4 years and immediate vesting. The Company recognizes forfeitures as they occur, and uses the straight-line expense recognition method. Activity for stock options is shown below:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands $)
Outstanding at December 31, 2020	1,706,339	$1.10	9.8	$780
Granted	6,490,790	2.43		—
Exercised	(62,613)	1.10
Canceled/ Forfeited	(370,264)	1.10		—
Outstanding at June 30, 2021	7,764,252	2.21	9.4	76,620
Exercisable at June 30, 2021	982,679	$1.10	9.4	$12,355
Vested and expected to vest as of June 30, 2021	7,764,252		9.4	$76,620

The aggregate intrinsic value was calculated based on the estimated fair value of common stock of $13.67 per share.
The weighted-average grant date fair value of stock options granted during the three and six months ended June 30, 2021 was $7.08 and $3.87, respectively. As of June 30, 2021, total unrecognized stock-based compensation related to options was $23.3 million, which the Company expects to recognize over a remaining weighted average period of 3.7 years.

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Determination of Fair Value
The estimated grant-date fair value of all the Company’s stock options was calculated using the Black-Scholes option pricing model, based on the following assumptions:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2021	2021
Expected term (in years)	6.0-6.1	3.5-6.1
Volatility	46%	45%-47%
Risk-free interest rate	1.2%-1.3%	0.3%-1.3%
Dividend Yield	—%	—%

The fair value of each stock option was determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment and estimation by management.
Expected Term—The expected term represents the period that stock-based awards are expected to be outstanding. The Company’s stock options do not have a contractual term. However, there is a constructive maturity of each stock option based on the expected exit or liquidity scenarios for the Company. The Company’s historical option exercise data is limited and did not provide a reasonable basis upon which to estimate an expected term. The expected term for options was derived by using the simplified method which uses the midpoint between the average vesting term and the contractual expiration period of the stock-based award.
Expected Volatility—The expected volatility was derived from the historical stock volatilities of comparable peer public companies within the Company’s industry. These companies are considered to be comparable to the Company’s business over a period equivalent to the expected term of the stock-based awards.
Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the stock options’ expected term.
Expected Dividend Rate—The expected dividend is zero as the Company has not paid nor does it anticipate paying any dividends on its common stock underlying its stock options in the foreseeable future.
The Company estimated the fair value of its common stock underlying the stock-based awards when performing fair value calculations using the Black-Scholes option pricing model. Because the Company’s common stock was not currently publicly traded during the periods presented, the fair value of its common stock underlying the stock-based awards was determined on each grant date by management and approved by the Board, considering the most recently available third-party valuation of common shares. All options to purchase shares of the Company’s common stock are intended to be granted with an exercise price per share no less than the fair value per share of the common stock underlying those options on the date of grant, based on the information known to the Company on the date of grant. In connection with the preparation of the Company’s condensed consolidated financial statements for the six months ended June 30, 2021, the Company reassessed its estimate of fair value of common stock for financial reporting purposes. Following this reassessment, it was determined that for financial reporting purposes the fair value of its common stock was higher than the fair value determined by the Board at the time of grant throughout the six months ended June 30, 2021.
The Company’s determination of the value of its common stock was performed using methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants (“AICPA”), Audit and Accounting Practice Aid Series: Valuation of Privately Held Company Equity Securities Issued as Compensation (“AICPA Practice Aid”). In addition, the Board considered various objective and subjective factors to determine the fair value of the common stock, including:
•valuations of the Company’s common stock performed by third-party valuation specialists;

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•the anticipated capital structure that will directly impact the value of the currently outstanding securities;
•the Company’s results of operations and financial position;
•the composition of, and changes to, the management team and board of directors;
•the lack of liquidity of the Company’s common stock as a private company;
•the Company’s stage of development and business strategy and the material risks related to its business and industry;
•external market conditions affecting the life sciences and biotechnology industry sectors;
•U.S. and global economic conditions;
•the likelihood of achieving a liquidity event for the holders of the Company’s common stock, given prevailing market conditions; and
•the market value and volatility of comparable companies.
The AICPA Practice Aid prescribes several valuation approaches for setting the value of an enterprise, such as the cost, income and market approaches, and various methodologies for allocating the value of an enterprise to its common stock. The cost approach establishes the value of an enterprise based on the cost of reproducing or replacing the property less depreciation and functional or economic obsolescence, if present. The income approach establishes the value of an enterprise based on the present value of future cash flows that are reasonably reflective of our future operations, discounting to the present value with an appropriate risk adjusted discount rate or capitalization rate. The market approach is based on the assumption that the value of an asset is equal to the value of a substitute asset with the same characteristics.
In accordance with the AICPA Practice Aid, the Company considered the various methods for allocating the enterprise value to determine the fair value of its common stock at the valuation date. Under the option pricing method (“OPM”), shares are valued by creating a series of call options with exercise prices based on the liquidation preferences and conversion terms of each equity class. The value of the common stock is inferred by analyzing these options. The probability weighted expected return method (“PWERM”) is a scenario-based analysis that estimates the value per share based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to us, as well as the economic and control rights of each share class.
Starting in 2020, the Company used a hybrid method to determine the estimated fair value of its common stock, which included both the OPM and PWERM models.
In June 2021, the Company increased the number of shares of common stock reserved for future issuance under the 2020 Plan to 11,980,029. As of June 30, 2021, 495,521 shares were available for issuance.
10.Fair Value Measurements
US GAAP defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
Level 1: Observable inputs such as quoted prices in active markets.
Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
When quoted market prices are available in active markets, the fair value of assets and liabilities is estimated within Level 1 of the valuation hierarchy.
If quoted prices are not available, then fair values are estimated by using pricing models, quoted prices of assets and liabilities with similar characteristics, or discounted cash flows, within Level 2 of the valuation hierarchy. In cases where Level 1 or Level 2 inputs are not available, the fair values are estimated by using inputs within Level 3 of the hierarchy.
As part of the Class A-1 funding in 2016, a warrant for the purchase of 93,007 Class A-1 Preferred Units at an exercise price of $1 per unit and exercisable at any time before April 2026 was granted to an investor. This warrant was exchanged for a warrant to purchase Series A-1 preferred stock at equivalent terms in October 2020 (Note 8). Because the underlying shares are redeemable for conditions outside of the Company’s control, the warrant is classified within other long-term liabilities on the consolidated balance sheets and recognized at fair value at each reporting period with the change in fair value recorded in other expense on the consolidated statement of operations and comprehensive loss. The balance is included in Other long-term liabilities on the condensed consolidated balance sheet. The value for the warrant is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.
During 2018, the Company entered into an agreement whereby the Company is required to pay a fee of 3.5% of the aggregate amount of term loans funded by Bank under the LSA within three and six business days of a sale or other disposition of substantially all of the Company’s assets, a merger or consolidation, a change in control or an initial public offering (Note 5). This agreement has been accounted for as a freestanding derivative under ASC 815, Derivatives and is remeasured to its fair value at the end of each reporting period. The value for the fee (“Fee in lieu of warrant”) is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. Except for short-term investments, the 2021 Notes and the warrant, none of the Company’s assets or liabilities are recorded at fair value on a recurring basis.
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Fee in-lieu of warrant	$—	$—	$196	$196
Convertible promissory notes	—	—	150,107	150,107
Preferred stock warrant liability	—	—	4,138	4,138
Contingent consideration	$—	$—	$12,000	$12,000
Total liabilities	$—	$—	$166,441	$166,441

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides reconciliation for all liabilities measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2021 (in thousands):

Balance at December 31, 2020	$720
Change in fair value of fee in lieu of warrant during six months of 2021	174
Change in fair value of preferred stock warrant during six months of 2021	3,440
Fair value of 2021 Notes at issuance	125,000
Fair value of contingent consideration at issuance	12,000
Change in fair value of convertible notes during six months of 2021	25,107
Balance at June 30, 2021	$166,441

Based on the probability of a liquidity event, the Company primarily utilized the expected IPO price to estimate the fair value of the preferred stock warrant liability as of June 30, 2021.
The fee-in-lieu of warrant liability is measured based on management’s estimate of the probability of a liquidity event, the estimated timing thereof, and a discount rate.
The Company measured the fair value of the 2021 Notes at issuance using the transaction price. For the three months ended June 30, 2021, the Company increased the estimated fair value based on the increased probability of an IPO. As of June 30, 2021, the fair value of the 2021 Notes was $150.1 million.
The contingent consideration liability is related to the Totient acquisition and is included in Other long-term liabilities on the condensed consolidated balance sheet as of June 30, 2021. Refer to Note 3: Acquisitions for further information.
There are significant judgments, assumptions and estimates inherent in the determination of the fair value of each of the instruments described above. These include determination of a valuation method and selection of the possible outcomes available to the Company, including the determination of timing and expected future investment returns for such scenarios. The Company considered the equity value of an initial public offering using market transactions and have determined the expected value of a stay private scenario using the income approach, which is based on assumptions regarding the Company’s future operating performance. The related judgments, assumptions and estimates are highly interrelated and changes in any one assumption could necessitate changes in another. In particular, any changes in the probability of a particular outcome would require a related change to the probability of another outcome. In addition, the fair value of the 2021 Notes is derived using assumptions that are consistent with the assumptions used to value the Company’s common stock, the Fee in-lieu of Warrant and the warrant. In the future, depending on the valuation approaches used and the expected timing and weighting of each, the inputs described above, or other inputs, may have a greater or lesser impact on the Company’s estimates of fair value.
11.Related party transactions
The Company is party to a joint development agreement with AGC, Inc., the parent company of the employer of one of the Company’s directors. No revenue was recognized under the agreement for the three and six months ended June 30, 2021. Revenue recognized under the agreement for the three and six months ended June 30, 2020 was $0.2 million. The Company has the opportunity to earn additional revenues under the agreement in future years if pre-determined milestones are achieved. There were no amounts due or payable as of June 30, 2021. The director referenced resigned from the Board in April 2021.

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12.Net loss per share attributable to common stockholders and unitholders
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common unitholders and stockholders (in thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(41,198)	$(3,008)	$(52,160)	$(5,666)
Adjustment of redeemable convertible preferred stock and units	—	(13,967)	—	(25,121)
Cumulative undeclared preferred stock dividends	(1,047)	—	(2,042)	—
Net loss available to common stockholder and unitholders	$(42,245)	$(16,975)	$(54,202)	$(30,787)

Denominator:
Weighted-average common shares and units outstanding	17,641,147	15,215,747	17,312,437	15,215,747

Net loss per share, basic and diluted	$(2.39)	$(1.12)	$(3.13)	$(2.02)

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Redeemable convertible preferred stock and units outstanding	46,266,256	33,628,145	46,033,714	33,411,953
Redeemable convertible preferred stock and unit warrants	307,211	307,211	307,211	307,211
Unvested incentive units	—	1,193,754	—	697,899
Stock options	6,038,919	—	4,677,249	—
Unvested restricted stock	2,554,598	—	2,138,146	—

Refer to Note 14: Subsequent Events for descriptions of transactions occurring subsequent to June 30, 2021 that could impact the number of common shares outstanding had the transaction occurred prior to June 30, 2021.
for information regarding
13.Income Taxes
Provision for Income Taxes:
The Company's effective income tax rate from continuing operations was 12.0% for the three months ended June 30, 2021 and 10.5% for the six months ended June 30, 2021. The effective income tax rates reflect the impact of non-deductible expenses, state and local taxes and tax credits. When applicable, the income tax provision also includes adjustments from discrete tax items, including the tax impacts of the business combinations for Denovium and Totient for the six months ended June 30, 2021.

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14.Subsequent events
Initial Public Offering
On July 26, 2021, the Company closed its IPO under a registration statement effective July 21, 2021, in which it issued and sold 14,375,000 shares of its common stock, including the exercise of the underwriters’ overallotment option, at a purchase price of $16.00 per share. The Company received net proceeds of approximately $210.3 million from the IPO after deducting underwriting discounts and offering expenses.
Conversion of Preferred Stock and Convertible Notes
On July 26, 2021, the Company closed its IPO, at which time all outstanding preferred stock converted into an aggregate of 46,266,256 shares of common stock and all outstanding convertible notes converted into an aggregate of 9,732,593 shares of common stock.
Amendments to Certificate of Incorporation or Bylaws
In connection with the consummation of the IPO, the Company filed an amended and restated certificate of incorporation (the “Restated Certificate”) with the Secretary of State of the State of Delaware. The Board and stockholders previously approved the Restated Certificate to be filed in connection with, and to be effective upon, the consummation of the IPO. The Restated Certificate amended and restated the Company’s existing amended and restated certificate of incorporation, as amended, in its entirety to, among other things: (i) authorize 500,000,000 shares of common stock; (ii) eliminate all references to the previously-existing series of preferred stock; (iii) authorize 10,000,000 shares of undesignated preferred stock that may be issued from time to time by the Board in one or more series; (iv) establish a classified board divided into three classes, with each class serving staggered three-year terms and (v) require the approval of holders of at least 75% of the voting power of the Company’s outstanding shares of voting stock to amend or repeal certain provisions of the Restated Certificate.
Stock options
Subsequent to June 30, 2021, the Company granted 254,233 stock options, with a weighted average exercise price of $14.63.
Exercise of Warrants
In August 2021, the Company’s sole holder of the Company’s common stock warrants exercised its warrant to purchase 307,211 shares of common stock for an aggregate exercise price of approximately $0.1 million. The warrant was initially issued in September 2016 as a warrant to purchase 93,007 Class A preferred units in the LLC at an exercise price of $1.00 per unit, and was recapitalized into a warrant to purchase 93,007 shares of Series A-4 preferred stock in the Company in the LLC Conversion. Subsequently, the warrant was converted into a warrant to purchase 307,211 shares of the Company’s common stock upon the closing of the IPO, after giving effect to the 3.3031-to-1 stock split.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
We are the drug and target discovery company harnessing deep learning and synthetic biology to expand the therapeutic potential of proteins. We built our Integrated Drug Creation Platform to identify novel drug targets, discover optimal biotherapeutic candidates, and generate the cell lines to manufacture them in a single efficient process. We believe our approach delivers disruptive efficiency, but more importantly enables our partners to create novel and human/AI-designed new-to-nature biologics (next-generation biologics).
While next-generation biologics have exciting medical potential and are a rapidly growing field of drug development, because their protein architectures (scaffolds or modalities) are biologically foreign, they present challenges for conventional biologic discovery and cell line development methods. These methods typically involve a linear series of steps to screen and select desired molecular parts and reformat them into their final protein scaffold, and subsequent laborious and often unsuccessful generation of a suitable manufacturing cell line. We are transforming the biologic discovery and cell line development process by rapidly screening up to billions of drug candidates in the desired final protein scaffold that goes into patients and in the scalable manufacturing cell line that scales up for clinical and commercial manufacturing.
Our goal is to become the partner of choice for biologic drug discovery and cell line development. As a technology development company, we generate biologic drug candidates and production cell lines for our partners to develop. Our business model is to establish partnerships with biopharmaceutical companies and use our platform for rapid creation of next-generation biologic drug candidates and production cell lines. Our partners are responsible for all preclinical and clinical testing of biologics generated using our platform.
We expect our partnerships to provide us with the opportunity to participate in the future success of the biologics generated utilizing our platform, through milestone payments as well as royalties on sales by our partners of any approved products. We aim to assemble economic interests in a diversified portfolio of partners’ next-generation biologic drug candidates across multiple indications.
We currently have drug candidates in nine Active Programs (across seven current partners’ preclinical or clinical pipelines) for which we have negotiated, or expect to negotiate upon completion of certain technology development activities, license agreements with potential downstream milestone payments and royalties. Eight of the Active Programs are focused on developing production cell lines for drug candidates that our partners (including Merck, Astellas, Alpha Cancer Technologies, PhaseBio, and other undisclosed biotechnology companies) are developing (five preclinical, one Phase 1, one Phase 3, and one animal health), reflecting the 2018 commercial launch of our Cell Line Development (CLD) applications. We have one Discovery program under way, focused on lead optimization with Astellas, which we signed shortly after our December 2020 expansion of our platform to include our initial Discovery applications. We define “Active Programs” as programs that are subject to ongoing technology development activities intended to determine if the program can be pursued by our partner for future clinical development, as well as any program for which our partner obtains and maintains a license to our technology to advance the program after completion of the technology development phase. There is no assurance, however, that our partners will advance any drug candidates that are currently the subject of Active Programs into further preclinical or clinical development or that our partners will elect to license our technologies upon completion of the technology development phase in a timely manner, or at all.
We are still in the very early stages of implementing our business model and, to date, no partner has entered into a license for clinical or commercial use of any intellectual property rights related to biologic drug candidates or cell lines generated utilizing our platform. Moreover, we have only agreed upon clinical or commercial license terms for four of our Active Programs in the event an option is exercised by a partner to license such intellectual property rights.
Total revenue was $0.7 million for the three months ended June 30, 2021 compared to $0.6 million for the three months ended June 30, 2020, representing an increase of $0.1 million, or 29% due to the increased scale and volume of new and ongoing programs utilizing our Integrated Drug Creation Platform. Total revenue was $1.8 million for the six months ended June 30, 2021 compared to $1.1 million for the six months ended June 30, 2020, representing an increase of $0.7 million, or 58% due to the increased scale and volume of new and ongoing programs utilizing our Integrated Drug Creation Platform. Throughout 2020 and 2021, we continued making investments in our operating capacity which enabled us to achieve additional project-based milestones in our technology development agreements. Since our inception in 2011, we have devoted substantially all of our resources to research and development activities, including with respect to our Integrated Drug Creation Platform, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these activities. As a result, we have incurred net losses in each year. For the three months ended June 30, 2021 and 2020, we incurred net losses of $41.2 million and $3.0 million, respectively. For the six months ended June 30, 2021 and 2020, we incurred net losses of $52.2 million and $5.7 million, respectively. Research and development expenses increased by $8.8 million, or 390%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Research and development expenses increased by $13.9 million, or 335%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. For the six months ended June 30, 2021, we adjusted the fair value of the warrant liability and the convertible notes to reflect the increased probability of the IPO occurring and recorded expense of $3.4 million and $25.1 million, respectively, which is recorded in other income (expense) in the Consolidated Statements of Operations and Other Comprehensive Loss. As of June 30, 2021, we had an accumulated deficit of $142.2 million and cash and cash equivalents totaling $99.5 million.
Through June 30, 2021, we have financed our operations through private placements of redeemable convertible preferred stock and convertible notes. From the date of our company formation through June 30, 2021, we have raised aggregate gross proceeds of $230.0 million. In July 2021, we consummated our initial public offering (IPO) and issued 14,375,000 shares of common stock, including a full exercise of the overallotment option, for net proceeds of approximately $213.9 million, after deducting underwriting discounts, excluding offering related expenses.
We expect to continue to incur significant expenses, and we expect such expenses to increase substantially in connection with our ongoing activities, including as we:
•implement an effective business development strategy to drive adoption of our Integrated Drug Creation Platform by new and existing partners;
•continue to engage in research and development efforts and scale our technology development activities to meet potential demand at a reasonable cost;
•develop, acquire, in-license or otherwise obtain technologies that enable us to expand our platform capabilities;
•attract, retain and motivate highly qualified personnel;
•implement operational, financial and management information systems; and
•operate as a public company.
We lease a 14,549 square foot office and laboratory space and due to our continued growth, in December 2020, we entered into an operating lease, which was subsequently amended in March 2021, for a 77,974 square foot corporate headquarters facility that includes office and laboratory space. During the second quarter, we relocated our operations to the new facility and expect to complete construction activities in the fourth quarter.
Recent Developments
In January 2021, we completed the Denovium acquisition as part of our strategy to utilize AI technology that includes deep learning computational models of protein function. We are currently integrating the acquired technology and team into our business model and partnership strategy.
In February 2021, Merck Global Health Innovation Fund purchased 254,886 shares of our Series E Preferred Stock for an aggregate price of $5.0 million.
In March 2021, we issued $125.0 million aggregate principal amount of convertible notes (the Convertible Notes) to certain existing and new investors. The Convertible Notes are convertible upon a qualifying financing into shares of our common stock under certain circumstances. In July 2021, the Convertible Notes converted into an aggregate of 9,732,593 million shares upon the closing of our IPO, based on the IPO price of $16.00 per share.
In June 2021, we completed our acquisition of Totient, Inc., or Totient, a discovery company harnessing human immune responses to identify novel antibodies and their therapeutic targets, in exchange for a combination of cash and equity consideration. We paid the former stockholders and noteholders of Totient upfront cash consideration of $40.0 million, subject to customary purchase price adjustments, including consideration in exchange for the cancellation of (i) unexercised outstanding options to purchase shares of Totient common stock, whether vested or unvested, and (ii) outstanding stock appreciation rights previously granted by Totient. Holders of Totient’s Class A common stock also received an aggregate of 2,212,208 shares of our common stock, subject to certain vesting conditions. In addition, Totient’s Class A common stockholders and noteholders are eligible to receive up to an additional $15.0 million in cash upon the achievement of certain milestones. We are currently integrating the acquired technology and team into our business model and partnership strategy.
In July 2021, we completed our IPO under a registration statement in which we issued and sold 14,375,000 shares of our common stock, including the full exercise of the underwriters’ overallotment option, at a purchase price of $16.00 per share. We received net proceeds of approximately $210.3 million from the IPO after deducting underwriting discounts and offering expenses. All outstanding preferred stock converted into an aggregate of 46,266,256 shares of common stock and convertible notes converted into an aggregate of 9,732,593 shares of common stock.
COVID-19 Pandemic
As a result of the COVID-19 pandemic, we have experienced and may continue to experience severe delays and disruptions, including, for example:
•interruption of or delays in receiving products and supplies from third parties;
•limitations on our business operations by local, state and/or federal governments that could impact our ability to conduct our technology development and other activities;
•delays in negotiations with partners and potential partners;
•increases in facilities costs to comply with physical distancing guidance;
•business disruptions caused by workplace, laboratory and office closures and an increased reliance on employees working from home, travel limitations, cyber security and data accessibility, or communication or mass transit disruptions; and
•limitations on employee resources that would otherwise be focused on the conduct of our activities, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people.
While these delays continue to cause short-term disruptions, the overall impact to our financial statements is expected to continue to be immaterial.
The ongoing build-out of our expansion facilities may also be delayed by COVID-related restrictions. Furthermore, COVID-19 has adversely affected the broader economy and financial markets, resulting in an economic downturn that could curtail the research and development budgets of our partners, our ability to hire additional personnel and our financing prospects. In addition, the spread of more contagious strains, such as the Delta variant, could cause the COVID-19 pandemic to last longer than expected and could result in the reinstatement of restrictive orders that could disrupt our business. Any of the foregoing could harm our operations and we cannot anticipate all the ways in which our business could be adversely impacted by health epidemics such as COVID-19.
For additional details, see the section titled “Risk Factors.”
LLC Conversion
We were originally formed in August 2011 as an Oregon limited liability company and later converted into a Delaware limited liability company in April 2016 under the name AbSci LLC. In October 2020, we completed a reorganization whereby we were converted from a Delaware limited liability company named AbSci LLC to a

Delaware corporation under the name Absci Corporation (the LLC Conversion) and all outstanding membership interests in AbSci LLC were exchanged for equity interests in Absci Corporation. All of the share information referenced throughout this Quarterly Report has been retroactively adjusted to reflect the change in capital structure.
Key Factors Affecting Our Results of Operations and Future Performance
We believe that our future financial performance will be primarily driven by multiple factors as described below, each of which presents growth opportunities for our business. These factors also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations. Our ability to successfully address these challenges is subject to various risks and uncertainties, including those described in the section of this Quarterly Report titled “Risk Factors.”
•Establish new partnerships: Our potential to grow revenue and long-term earnings will require us to successfully identify and establish technology development arrangements with new partners. We have been expanding and expect to continue to expand our business development team and our capabilities to find new partners and we believe that we have a significant opportunity to continue to increase the number of partners and programs we address with our Integrated Drug Creation Platform.
•Increase the number of molecules and programs under existing partnerships: The execution of our long term strategy relies substantially on the value our partners believe can be recognized from the product candidates and/or production cell lines that we provide to them. Our continued growth depends on our ability to expand the scope of our existing partnerships and add new molecules for CLD or Discovery partnerships with current partners.
•Successfully complete our technology development activities and enter licensing arrangements with our partners: Our business model depends upon partners licensing the technologies we develop and advancing the drug candidates we generate through clinical development to commercialization. Both our ability to successfully complete technology development activities to meet the needs of our partner, and the partner’s prioritization of the subject program, impact the likelihood and timing of any election by a partner to license the technologies we develop. There is no assurance that a partner will elect to license the technologies we develop.
•Our partners successfully developing and commercializing the drug candidates generated with our technology: Our business model is dependent on the eventual progression of biologic drug candidates discovered or initially developed utilizing our Integrated Drug Creation Platform into clinical trials and commercialization. Given the nature of our relationships with our partners, we do not control the progression, clinical development, regulatory strategy or eventual commercialization, if approved, of these product candidates. As a result, our future success and the potential to receive milestones and royalties are entirely dependent on our partners’ efforts over which we have no control. The timing and scope of any approval that may be required by the U.S. Food and Drug Administration (FDA), or any other regulatory body, for drugs that are developed based on molecules discovered and/or manufactured using our Integrated Drug Creation Platform technologies can significantly impact our results of operations and future performance.
•Continued significant investments in our research and development of new technologies and platform expansion: We are seeking to further refine and expand our platform and the scope of our capabilities, which may or may not be successful. This includes, but is not limited to, novel target identification, de novo discovery, incorporation of non-standard amino acids (Bionic Protein creation), and application of artificial intelligence across our Integrated Drug Creation Platform. We may in the future also invest significantly in developing our own proprietary lead drug candidates and advancing them through preclinical validation. We expect to incur significant expenses to advance these research and development efforts or to invest in or acquire complementary technologies, but these efforts may not be successful.
•Drive commercial adoption of our Integrated Drug Creation Platform capabilities: Driving the adoption of our Integrated Drug Creation Platform across existing and new markets will require significant investment. We plan to further invest in research and development to support the expansion of our platform capabilities including new molecules to existing partners or help deliver our platform to new markets.

Key Business Metrics
We are in the process of identifying key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Currently, given our stage of development, we believe that the following metrics are the most important for understanding our current business trajectory. These metrics may change or may be substituted for additional or different metrics as our business develops. For example, as our business matures and to the extent drug candidates generated with our technologies enter clinical development, or as we may enter partnerships addressing programs over multiple years, or as certain programs may be discontinued by partners, we anticipate updating these metrics to reflect such changes.

	June 30,	December 31,
	2021	2020
Partners, Cumulative	17	16
Programs, Cumulative	31	29
Active Programs	9	8

Partners represents the unique number of partners with whom we have executed technology development agreements. We view this metric as an indication of our ability to execute our business development activities and level of our market penetration.
Programs represents the number of molecules we have addressed or are addressing with our platform. We view this metric as an indication of the robustness of our technology and the commercial success of our platform.
Active Programs represents the number of programs that are subject to ongoing technology development activities intended to determine if the program can be pursued by our partner for future clinical development, as well as any program for which our partner obtains and maintains a license to our technology to advance the program after completion of the technology development phase. There is no assurance, however, that our partners will advance any drug candidates that are currently the subject of Active Programs into further preclinical or clinical development or that our partners will elect to license our technologies upon completion of the technology development phase in a timely manner, or at all. In light of the inherent risks and uncertainties associated with drug development, we anticipate that our partners may from time to time abandon or terminate the development of one or more drug candidates generated from our platform. As we are notified of such terminations, we will remove the subject programs from our Active Programs count.
We have not negotiated terms for a sufficient number of royalty- and milestone-bearing licenses to enable us to make accurate predictions regarding our potential revenue and financial performance.
Components of Results of Operations
Revenue
Our revenue currently consists primarily of fees earned from our partners in conjunction with technology development agreements (TDAs), which are delineated as technology development revenue in our results of operations. These fees are earned and paid at various points throughout the terms of these agreements including upfront and upon the achievement of specified project-based milestones. In addition, in certain TDAs, we earn success-based fees upon achievement of specified technology goals.
We expect revenue to increase over time as we enter into additional partnership agreements and grant licenses to our partners for the clinical and commercial use of intellectual property rights to the biological assets we create, and as the partners advance product candidates into and through clinical development and commercialization. We expect that our revenue will fluctuate from period to period due to the timing of executing additional partnerships, the uncertainty of the timing of milestone achievements and our dependence on the program decisions of our partners.

KBI BioPharma, Inc. Collaboration Agreement
In December 2019, we executed a four-year Joint Marketing Agreement (JMA) with KBI BioPharma, Inc. (KBI) to co-promote technologies through joint marketing efforts. The JMA provides for a non-refundable upfront payment of $0.8 million and milestone payments of $2.8 million in the aggregate, of which $2.3 million had been received as of June 30, 2021, upon the achievement of specific milestones. Upfront payments that relate to ongoing collaboration efforts required throughout the contract term such as joint marketing are recognized ratably throughout the contract term. We fully constrain revenue associated with the milestone payments until the specified milestones are probable of achievement. Additionally, KBI is obligated to make royalty payments to us during the fourth year of the JMA representing a percentage of its sales generated through the arrangement. Any costs incurred to KBI through the duration of the JMA are recognized as a reduction to collaboration revenue in the period in which they are incurred.
Operating Expenses
Research and Development
Research and development expenses include the cost of materials, personnel-related costs (comprised of salaries, benefits and share-based compensation), consulting fees, equipment and allocated facility costs (including occupancy and information technology). These expenses are exclusive of depreciation. Research and development activities consist of technology development for partners as well as continued development of our Integrated Drug Creation Platform. We derive improvements to our platform from both types of activities. As our research and development efforts apply to our platform broadly and across programs, we have not historically tracked our research and development expenses on a partner-by-partner basis or on a program-by-program basis.
We expect research and development to continue to increase in absolute dollars as we enter into additional partnerships and continue to invest in platform enhancements.
Selling, General, and Administrative
Selling, general, and administrative expenses include personnel-related costs (comprised of salaries, benefits and share-based compensation) for executive, business development, alliance management, legal, finance and other administrative functions. Marketing expenses include costs associated with attending conferences and other promotion efforts of our Integrated Drug Creation Platform. Additionally, these expenses include external legal expenses, accounting and tax service expenses, consulting fees, and allocated facilities costs (including occupancy and information technology). These expenses are exclusive of depreciation.
We expect our selling costs to increase in absolute dollars as we continue to grow our business development efforts, and increase marketing activities to drive awareness and adoption of our platform. We expect selling costs to fluctuate as a percentage of total revenue due to the timing and magnitude of these expenses, and to decrease as a percentage of total revenue in the long term.
We expect general and administrative expenses to continue to increase in absolute dollars as we increase headcount and incur costs associated with operating as a public company, including expenses related to legal, accounting, regulatory, maintaining compliance with exchange listing and requirements of the U.S. Securities and Exchange Commission (SEC), director and officer insurance premiums and investor relations. We expect these expenses to increase in absolute dollars and vary from period to period as a percentage of revenue in the near term, and to decrease as a percentage of revenue in the long term.
Depreciation and amortization
Depreciation and amortization expense consists of the depreciation expense of our property and equipment. Our equipment is used most actively as part of our lab operations.
We expect depreciation expense to continue to increase in absolute dollars as we increase purchases of lab equipment to expand our operating facilities.
Other Expenses
Interest Expense

Interest expense, net, consists primarily of interest related to borrowings under our term debt and laboratory equipment leases.
Other Expense, net
Other expenses to date consist primarily of adjustments of our convertible notes and preferred stock warrant liability to fair value and a gain on extinguishment for the forgiveness of our PPP loan.
Results of Operations
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report. The following tables set forth our results of operations for the periods presented (In thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Technology development revenue	$592	$517	$1,532	$1,042
Collaboration revenue	136	47	259	94
Total revenues	728	564	1,791	1,136
Operating expenses
Research and development	11,040	2,252	18,090	4,159
Selling, general and administrative	5,179	861	9,864	1,832
Depreciation and amortization	1,201	265	1,677	449
Total operating expenses	17,420	3,378	29,631	6,440
Operating loss	(16,692)	(2,814)	(27,840)	(5,304)
Other income (expense)
Interest expense	(2,009)	(189)	(2,464)	(287)
Other income (expense), net	(28,114)	(5)	(27,950)	(75)
Total other expense, net	(30,123)	(194)	(30,414)	(362)
Loss before income taxes	(46,815)	(3,008)	(58,254)	(5,666)
Income tax benefit	5,617	—	6,094	—
Net loss	$(41,198)	$(3,008)	$(52,160)	$(5,666)

Comparison of the Three and Six Months Ended June 30, 2021 and 2020
The following table summarizes our results of operations for the three and six months ended June 30, 2021 (In thousands, except for percentages):
Revenue

	For the Three Months Ended June 30,
	2021	2020	$ Change	% Change
Revenues
Technology development revenue	$592	$517	$75	15%
Collaboration revenue	136	47	89	189%
Total revenues	$728	$564	$164	29%

	For the Six Months Ended June 30,
	2021	2020	$ Change	% Change
Revenues
Technology development revenue	$1,532	$1,042	$490	47%
Collaboration revenue	259	94	165	176%
Total revenues	$1,791	$1,136	$655	58%

Total revenue was $0.7 million for the three months ended June 30, 2021 compared to $0.6 million for the three months ended June 30, 2020, representing an increase of $0.1 million, or 29%. Total revenue was $1.8 million for the six months ended June 30, 2021 compared to $1.1 million for the six months ended June 30, 2020, representing an increase of $0.7 million, or 58%.
Technology development revenue increased by $0.1 million, or 15%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, driven by an increase in the number of technology development agreements and the achievement of additional project-based milestones under such agreements during the period. Technology development revenue increased by $0.5 million, or 47%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, driven by an increase in the number of technology development agreements and the achievement of additional project-based milestones under such agreements during the period.
Collaboration revenue increased by $0.1 million, or 189%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, as a result of achieving a significant milestone under the JMA with KBI in 2020 resulting in a milestone payment and prospective revenue recognition. Collaboration revenue increased by $0.2 million, or 176%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, as a result of achieving a significant milestone under the JMA with KBI in 2020 resulting in a milestone payment and prospective revenue recognition.
Operating Expenses

	For the Three Months Ended June 30,
	2021	2020	$ Change	% Change
Operating expenses
Research and development	$11,040	$2,252	$8,788	390%
Selling, general and administrative	5,179	861	4,318	502%
Depreciation and amortization	1,201	265	936	353%
Total operating expenses	$17,420	$3,378	$14,042	416%

	For the Six Months Ended June 30,
	2021	2020	$ Change	% Change
Operating expenses
Research and development	$18,090	$4,159	$13,931	335%
Selling, general and administrative	9,864	1,832	8,032	438%
Depreciation and amortization	1,677	449	1,228	273%
Total operating expenses	$29,631	$6,440	$23,191	360%

Research and development
Research and development expenses increased by $8.8 million, or 390%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was generally driven by increased costs associated with increased technology development activity with our partners and increased costs associated with continued platform development. These increased costs were primarily attributable to increased headcount and related personnel costs in the amount of $4.3 million, increased stock-based compensation from equity grants in the ordinary course in the amount of $0.8 million, increases in facility overhead and administrative expenses of $0.8 million and increased costs from lab operations in the amount of $2.8 million specifically for our technology development agreements and internal research and platform development activities.
Research and development expenses increased by $13.9 million, or 335%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was generally driven by increased costs associated with increased technology development activity with our partners and increased costs associated with continued platform development. These increased costs were primarily attributable to increased headcount and related personnel costs in the amount of $6.9 million, increased stock-based compensation from the phantom unit exchange and equity grants in the ordinary course in the amount of $1.9 million, increases in facility overhead and administrative expenses of $1.2 million, and increased costs from lab operations in the amount of $3.9 million specifically for our technology development agreements and internal research and platform development activities.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses increased by $4.3 million, or 502%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily driven by increased headcount and related personnel and recruitment costs in the amount of $1.4 million, increased stock-based compensation from equity grants in the ordinary course in the amount of $0.6 million and increased professional service fees in the amount of $1.8 million, of which, $0.9 million represented transaction costs associated with the Totient acquisition.
Selling, general, and administrative expenses increased by $8.0 million, or 438%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily driven by increased headcount and related personnel and recruitment costs in the amount of $2.9 million, increased stock-based compensation from the phantom unit exchange and equity grants in the ordinary course in the amount of $1.6 million and increased professional service fees in the amount of $2.6 million, of which, $0.9 million represented transaction costs associated with the Totient acquisition.
Depreciation and amortization
Depreciation and amortization expense increased by $0.9 million, or 353%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily due to the increased purchases of lab equipment necessary to complete our increased level of technology development agreements and research and development, purchases of property, equipment, and leasehold improvements related to our new corporate headquarters, and the amortization of intangible assets acquired in 2021.
Depreciation and amortization expense increased by $1.2 million, or 273%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily due to the increased purchases of lab equipment necessary to complete our increased level of technology development agreements and research and development, purchases of property, equipment, and leasehold improvements related to our new corporate headquarters, and the amortization of intangible assets acquired in 2021.
Other Expenses

	For the Three Months Ended June 30,
	2021	2020	$ Change	% Change
Other income (expense)
Interest expense	$(2,009)	$(189)	$(1,820)	963%
Other income (expense), net	(28,114)	(5)	(28,109)	562180%
Total other expense, net	$(30,123)	$(194)	$(29,929)	15427%

	For the Six Months Ended June 30,
	2021	2020	$ Change	% Change
Other income (expense)
Interest expense	$(2,464)	$(287)	$(2,177)	759%
Other income (expense), net	(27,950)	(75)	(27,875)	37167%
Total other expense, net	$(30,414)	$(362)	$(30,052)	8302%

Interest Expense
Interest expense was $2.0 million for the three months ended June 30, 2021 compared to $0.2 million for the three months ended June 30, 2020, representing an increase of $1.8 million, or 963%. We increased borrowings on our term debt in May 2020, which led to an increase in interest expense. In addition, we incurred additional interest expense in connection with finance leases of additional laboratory equipment as we expanded our laboratory capacity from 2020 through 2021. We also recognized increased interest expense related to the convertible promissory notes issued in March 2021.
Interest expense was $2.5 million for the six months ended June 30, 2021 compared to $0.3 million for the six months ended June 30, 2020, representing an increase of $2.2 million, or 759%. We increased borrowings on our term debt in May 2020, which led to an increase in interest expense. In addition, we incurred additional interest expense in connection with finance leases of additional laboratory equipment as we expanded our laboratory capacity from 2020 through 2021. We also recognized increased interest expense related to the convertible promissory notes issued in March 2021.
Other Income (Expense), net
Other income (expense), net, decreased by $28.1 million, or 562180%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The decrease was primarily driven by adjustment of the fair value of our convertible notes for $25.1 million, and the change in the preferred stock warrant liability’s fair value in the amount of $3.0 million.
Other income (expense), net, decreased by $27.9 million, or 37167%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease was primarily driven by adjustment of the fair value of our convertible notes for $25.1 million, and the change in the preferred stock warrant liability’s fair value in the amount of $3.4 million, offset by recognition of a gain on extinguishment for the forgiveness of our PPP loan in the amount of $0.6 million.
Liquidity and Capital Resources
Overview
As of June 30, 2021, we had $99.5 million of cash and cash equivalents. As of December 31, 2020, we had $69.9 million of cash and cash equivalents.
We have incurred net operating losses since inception. As of June 30, 2021, our accumulated deficit was $142.2 million. As of December 31, 2020, our accumulated deficit was $90.1 million. To date, we have funded operations through issuances and sales of equity securities and debt, in addition to revenue generated from our technology development agreements. We believe that the proceeds from the IPO, together with our existing cash and cash equivalents will be sufficient to meet our operating expenses, working capital and capital expenditure needs over at least the next 12 months following the date of this filing.
Our future capital requirements will depend on many factors, including, but not limited to our ability to raise additional capital through equity or debt financing, our ability to successfully secure additional partnerships under contract with new partners and increase the number of programs covered under contracts with existing partners, the successful preclinical and clinical development by our partners of product candidates generated using our Integrated Drug Creation Platform and the successful commercialization by our partners of any such product candidates that are approved. If we are unable to execute on our business plan and adequately fund operations, or if our business plan requires a level of spending in excess of cash resources, we may be required to negotiate partnerships in which we receive greater near-term payments at the expense of potential downstream revenue. Alternatively, we may need to seek additional equity or debt financing, which may not be available on terms acceptable to us or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making product acquisitions, making capital expenditures, or declaring dividends. If we are unable to generate sufficient revenue or raise additional capital when desired, our business, financial condition, results of operations and prospects would be adversely affected.
Sources of Liquidity
Since our inception, we have financed our operations primarily from the issuance and sale of our redeemable convertible preferred stock, borrowings under long-term debt agreements, and to a lesser extent, cash flow from operations.
Redeemable convertible preferred stock
Through June 30, 2021 and December 31, 2020, we have raised a total of $104.3 million and $99.4 million, respectively, from the issuance of redeemable convertible preferred stock, net of issuance costs. In 2020, we issued shares of Series E redeemable convertible preferred stock for net proceeds of $64.7 million. In 2021, we issued additional shares of Series E redeemable convertible preferred stock for net proceeds of $4.9 million. In July 2021, all convertible preferred stock converted into an aggregate of 46,266,256 shares upon the closing of our IPO.
Bridge Bank Loan and Security Agreement
In June 2018, we entered into a Loan and Security Agreement with Bridge Bank (Bank), a division of Western Alliance Bank. We initially borrowed the first tranche of $0.3 million in June 2018. We increased our borrowings to $3.0 million in March 2019, and to $5.0 million in May 2020. As of June 30, 2021, we had $4.9 million in outstanding principal under the facility. The loan originally matured in May 2022, at which time all outstanding principal and accrued and unpaid interest is due and payable. In June 2021, the Company entered into a fifth amendment to the LSA. This amendment modified the term loan’s maturity date to June 16, 2023. This loan is secured by substantially all our tangible assets; intellectual property is excluded from this secured collateral, but is subject to a negative pledge in favor of Bank.
Convertible notes
In March 2021, we issued $125.0 million aggregate principal amount of Convertible Notes to certain existing and new investors. In July 2021, the Convertible Notes converted into an aggregate of 9,732,593 shares upon the closing of our IPO, at a price per share calculated based on 82% of the IPO price of $16.00.
Cash Flows
The following summarizes our cash flows for the six months ended June 30, 2021 and 2020 (In thousands):

	For the Six Months Ended June 30,
	2021	2020
Net cash provided by (used in)
Operating activities	(21,772)	(5,741)
Investing activities	(52,241)	(526)
Financing activities	129,102	6,892
Net increase (decrease) in cash, cash equivalents, and restricted cash	$55,089	$625

Cash Flows from Operating Activities
In the six months ended June 30, 2021, net cash used in operating activities was $21.8 million and consisted primarily of a net loss of $52.2 million adjusted for non-cash items, including depreciation and amortization expense of $1.7 million, stock-based compensation of $3.6 million, gain on extinguishment of our PPP loan of $0.6 million, an increase to our convertible note liability of $25.1 million, an increase to our preferred stock warrant liability of $3.4 million and was partially offset by a net decrease in operating assets and liabilities in the amount of $3.3 million.
In the six months ended June 30, 2020, net cash used in operating activities was $5.7 million and consisted primarily of a net loss of $5.7 million adjusted for non-cash items, including depreciation and amortization expense of $0.4 million and an increase to our preferred stock warrant liability of $0.2 million.
Cash Flows from Investing Activities
In the six months ended June 30, 2021, net cash used in investing activities was $52.2 million. The net cash used resulted primarily from purchases of lab equipment and leasehold improvements of $24.1 million as we expanded our operations and overall capacity and cash paid as part of our acquisitions of Denovium and Totient of $28.1 million.
In the six months ended June 30, 2020, net cash used in investing activities was $0.5 million primarily from purchases of lab equipment.
Cash Flows from Financing Activities
In the six months ended June 30, 2021, net cash provided by financing activities was $129.1 million. The net cash provided resulted primarily from the issuance of Series E redeemable convertible preferred stock, net of issuance costs, in the amount of $4.9 million, the issuance of $125.0 million of convertible promissory notes in March 2021, and was partially offset by principal payments made for leased equipment under finance leases in the amount of $0.8 million.
In the six months ended June 30, 2020, net cash provided by financing activities was $6.9 million. The net cash provided resulted primarily from the issuance of Series D redeemable convertible preferred units, net of issuance costs, in the amount of $4.6 million, proceeds from the issuance of long-term debt and notes payable in the amount of $3.2 million and was partially offset by principal payments made toward our term debt in the amount of $0.5 million and for principal payments made for leased equipment under finance leases in the amount of $0.5 million.
Contractual Obligations and Other Commitments
There have been no material changes to our contractual obligations as of June 30, 2021, as compared to those disclosed in our final prospectus filed with the SEC on July 23, 2021.
Income taxes
Our effective income tax rate from continuing operations was 12.00% for the three months ended June 30, 2021 and 10.46% for the six months ended June 30, 2021. The effective income tax rates reflect the impact of non-deductible expenses, state and local taxes and tax credits. When applicable, the income tax provision also includes adjustments from discrete tax items, including the tax impacts of the business combinations for Denovium and Totient for the six months ended June 30, 2021.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements and do not have holdings in any variable interest entities.
Internal Control over Financial Reporting
Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles (US GAAP). Under standards established by the Public Company Accounting Oversight Board (PCAOB) a deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or personnel, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. The PCAOB defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis.
While we and our independent registered public accounting firm did not and were not required to perform an audit of our internal control over financial reporting, in connection with the audits of our consolidated financial statements for the fiscal years ended December 31, 2019 and December 31, 2020 included in the final prospectus for our IPO filed with the SEC on July 23, 2021, we and our independent registered public accounting firm identified material weaknesses related to there being an insufficient complement of accounting and finance personnel with the necessary US GAAP technical expertise to timely identify and account for complex or non-routine transactions.
We are working to remediate the material weakness and are taking steps to strengthen our internal control over financial reporting through the hiring of additional finance and accounting personnel. With the additional personnel with the requisite technical knowledge and skills, we intend to take appropriate and reasonable steps to remediate the material weakness through the implementation of appropriate segregation of duties, formalization of accounting policies and controls and retention of appropriate expertise for complex accounting transactions. However, we cannot assure you that these measures will significantly improve or remediate the material weakness described above.
The actions that we are taking are subject to ongoing executive management review and will also be subject to audit committee oversight. If we are unable to successfully remediate the material weakness, or if in the future, we identify further material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated.
Critical Accounting Policies and Significant Judgments and Estimates
See Note 2, “Summary of Significant Accounting Policies,” included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for accounting pronouncements and material changes to our critical accounting policies since December 31, 2020. There have been no other material changes to our critical accounting policies and use of estimates from those described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our final prospectus filed with the SEC on July 23, 2021.
Recent Accounting Pronouncements
See Note 2 to our Financial Statements “Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements, not yet adopted” for more information.
Emerging Growth Company Status
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. Section 107 of the JOBS Act provides that an emerging growth company may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 for complying with new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. Section 107 of the JOBS Act provides that we can elect to opt out of the extended transition period at any time, which election is irrevocable. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Subject to certain conditions, as an emerging growth company, we may rely on certain other exemptions and reduced reporting requirements, including without limitation (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; (b) December 31, 2026, the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Risk
Our cash and cash equivalents consist of cash in readily available checking accounts and money market funds. As a result, the fair value of our portfolio is relatively insensitive to interest rate changes.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.
Based upon our evaluation of the Company’s disclosure controls and procedures, as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls were not effective, due to the material weakness in internal control over financial reporting disclosed in our final prospectus filed with the SEC on July 23, 2021 for the fiscal year ended December 31, 2020. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with US GAAP.
Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weakness relating to our internal control over financial reporting, as described below. Except as otherwise described herein, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Ongoing Remediation of Material Weakness in Internal Control over Financial Reporting
We are working to remediate the material weakness and are taking steps to strengthen our internal control over financial reporting through the continued hiring of additional finance and accounting personnel with the requisite technical knowledge and skills. With the additional personnel, we are taking appropriate and reasonable steps to remediate this material weakness through the implementation of appropriate segregation of duties, formalization of accounting policies and controls and retention of appropriate expertise for complex accounting transactions. We will not be able to fully remediate these control deficiencies until these steps have been completed and have been operating effectively for a sufficient period of time. While management believes that progress has been made in enhancing internal controls as of June 30, 2021, and in the period since, the material weakness described in our final prospectus filed with the SEC on July 23, 2021 with respect to the fiscal year ended December 31, 2020, has not been fully remediated due to insufficient time to assess the design, fully implement remediation and assess operating effectiveness of the related controls. Management will continue to evaluate and improve our disclosure controls and procedures and internal control over financial reporting throughout 2021, and will make any further changes management deems appropriate.

Part II Other Information
Item 1. Legal Proceedings
We are not currently a party to any material litigation or other legal proceedings. From time to time, we may, however, in the ordinary course of business face various claims brought by third parties, and we may, from time to time, make claims or take legal actions to assert our rights. Any such claims and associated legal proceedings could, in the opinion of our management, have a material adverse effect on our business, financial condition, results of operations or prospects. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Item 1A. Risk Factors
Summary of Risk Factors
Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the SEC, before making investment decisions regarding our common stock.
•Our current business has a limited operating history, which may make it difficult to evaluate our business and predict our future performance;
•We have incurred significant losses since inception, we expect to incur losses in the future and we may not be able to generate sufficient revenue to achieve and maintain profitability;
•We will need to raise additional capital to fund our operations and improve our platform. If we are unable to raise additional capital on terms acceptable to us or at all, we may not be able to compete successfully, which would harm our business, operations, and financial condition;
•Our commercial success depends on the technological capabilities of our Integrated Drug Creation Platform and its utilization by our existing partners and adoption by new partners;
•We are substantially dependent on the successful application of our Integrated Drug Creation Platform to biologic drug discovery and cell line development partnerships, and we have only recently begun to enter into biologic drug discovery partnerships;
•Our future success is dependent on the eventual approval and commercialization of biologic drugs developed under our partnerships for which we have no control over the clinical development plan, regulatory strategy or commercialization efforts;
•If we cannot maintain our current relationships with partners, or if we fail to expand our relationships with our current partners or enter into new relationships, our future operating results would be adversely affected as a general matter;
•Biologic drug development is inherently uncertain, and it is possible that our technology may not succeed in discovering appropriate molecules or producing cell lines. Even if we do succeed, it is possible that none of the drug candidates discovered using our platform, if any, that are further developed by our partners will achieve development or regulatory milestones, including marketing approval, or become viable commercial technologies, on a timely basis or at all, which would harm our ability to generate revenue;
•If our partners experience any of a number of possible unforeseen or negative events in connection with preclinical or clinical development, regulatory approval or commercialization of product candidates generated through our partnership, this could negatively affect our revenue opportunity for that program, and/or have broader deleterious effects on our reputation and future partnership prospects;

•The biopharmaceutical platform technology market is highly competitive, and if we cannot compete successfully with our competitors, we may be unable to increase or sustain our revenue, or sustain profitability;
•We rely on a limited number of suppliers or, in many cases, single suppliers, for laboratory equipment and materials and may not be able to find replacements or immediately transition to alternative suppliers;
•Our Integrated Drug Creation Platform may not meet the expectations of our partners, which means our business, financial condition, results of operations and prospects could suffer;
•The loss of any member of our senior management team or our inability to attract and retain highly skilled scientists and business development professionals could adversely affect our business;
•If we are unable to obtain and maintain sufficient intellectual property protection for our technologies, including our platform, Denovium deep learning technology and Totient antibody discovery software platform, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technologies or a platform similar or identical to ours, and our ability to successfully leverage our platform technologies may be impaired; and
•Our share price may be volatile.
Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report and in our other public filings in evaluating our business. The occurrence of any of the events or developments described below could materially harm our business, financial condition, results of operations and prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our common stock.
Risks Related to Our Limited Operating History, Financial Condition and Prospects
Our current business has a limited operating history, which may make it difficult to evaluate our business and predict our future performance.
Our current business has a limited operating history. We began commercial operations in 2018. Before engaging in commercial operations, we focused primarily on technology development. Total revenue was $0.7 million for the three months ended June 30, 2021 compared to $0.6 million for the for the three months ended June 30, 2020. Total revenue was $1.8 million for the six months ended June 30, 2021 compared to $1.1 million for the six months ended June 30, 2020. Our revenue was generated primarily from technology development activities. We are very early in the adoption phase of our business model, and, to date, no partner has entered into a license for clinical or commercial use of any intellectual property rights related to biologic drug candidates or cell lines generated utilizing our platform. Moreover, we have only agreed upon clinical or commercial license terms for four of our Active Programs in the event an option is exercised by a partner to license such intellectual property rights. We may never achieve commercial success and we have limited historical financial data upon which we may base our projected revenue. We also have limited historical financial data upon which we may base our planned operating expense or upon which you may evaluate our business and prospects. Based on our limited experience in developing and marketing new technologies, we may not be able to effectively:
•drive adoption of our technologies;
•attract and retain partners;
•enter into licensing arrangements with our partners following completion of our technology development activities;
•establish partnerships that contain economic terms sufficient to make our business model viable;

•achieve sufficient near term revenue or capital to sustain our business to enable us to receive the downstream economics of our existing or future partnerships;
•expand the scope of our existing partnerships;
•anticipate and adapt to changes in the existing and emerging markets in which we operate;
•focus our technology development efforts in areas that generate returns on these efforts;
•succeed in achieving our technology development goals;
•maintain and develop strategic relationships with suppliers to acquire necessary materials and equipment for the development of our technologies on appropriate timelines, or at all;
•implement an effective business development strategy to drive adoption of our Integrated Drug Creation Platform by new and existing partners;
•scale our technology development activities to meet potential demand at a reasonable cost;
•acquire, in-license or otherwise obtain technologies that enable us to expand our platform capabilities;
•avoid infringement of third-party intellectual property rights;
•obtain licenses on commercially reasonable terms to third-party intellectual property rights, as needed for our current and planned operations;
•obtain and maintain valid and enforceable patents and other intellectual property rights that give us a competitive advantage;
•protect our proprietary technologies; and
•attract, retain and motivate qualified personnel.
In addition, a substantial portion of our expenses have been and will continue to be fixed. Accordingly, if we do not generate revenue as and when anticipated, our losses may be greater than expected and our operating results will suffer.
We have incurred significant losses since inception, we expect to incur losses in the future and we may not be able to generate sufficient revenue to achieve and maintain profitability.
We have incurred significant losses since our inception. For the six months ended June 30, 2021 and 2020, we incurred net losses of $52.2 million and $5.7 million, respectively. As of June 30, 2021, we had an accumulated deficit of $142.2 million. We expect that our operating expenses will continue to increase as we grow our business and will also increase as a result of our being a public company. Since our inception, we have financed our operations primarily from private placements of our preferred equity securities, convertible promissory notes, the sale of common stock in our IPO and the incurrence of other indebtedness, and to a lesser extent, revenue derived from our Integrated Drug Creation Platform. We have devoted substantially all of our resources to the development of our Integrated Drug Creation Platform and commercialization of resulting technology development capabilities. We will need to generate significant additional revenue to achieve and sustain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. We may never be able to generate sufficient revenue to achieve or sustain profitability and our recent and historical growth should not be considered indicative of our future performance.
We will need to raise additional capital to fund our operations and improve our platform. If we are unable to raise additional capital on terms acceptable to us or at all, we may not be able to compete successfully, which would harm our business, operations, and financial condition.
As of June 30, 2021, we had $99.5 million in cash and cash equivalents. In July 2021, we consummated our IPO and issued 14,375,000 shares of common stock, including full exercise of the underwriters’ overallotment option, for net proceeds of approximately $210.3 million, after deducting underwriting discounts and offering related expenses. We expect our current cash and cash equivalents and anticipated cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs over at least the next

12 months. If our available cash resources, including the net proceeds from our IPO, and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for the application of our Integrated Drug Creation Platform to biologic drug discovery or cell line development, or the realization of other risks described in this "Risk Factors” section, we will be required to raise additional capital prior to such time through issuances of equity or convertible debt securities, entrance into a credit facility or another form of third party funding, or seek other sources of financing. Such additional financing may not be available on terms acceptable to us or at all.
In any event, we may consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons. For example, this may include reasons such as to:
•increase our business development efforts to drive market recognition of our platform and address competitive developments;
•fund business development efforts for our current and future programs;
•expand the capabilities of our platform into additional areas of biopharmaceutical research and development, such as drug target discovery;
•acquire, license or invest in additional technologies or complementary businesses or assets;
•pursue opportunities to apply our protein creation technologies beyond the biopharmaceutical industry; and
•finance capital expenditures and general and administrative expenses.
Our present and future funding requirements will depend on many factors, including:
•our ability to achieve revenue growth;
•the cost of expanding our operations, including our business development efforts;
•our rate of progress in selling access to our platform and business development activities associated therewith;
•our rate of progress in, and cost of development of new technologies;
•the effect of competing technological and market developments; and
•costs related to any domestic and international expansion.
The various ways we could raise additional capital carry potential risks. If we raise funds by issuing equity securities, dilution to our stockholders would result. Any preferred equity securities issued also would likely provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, those debt securities would have rights, preferences and privileges senior to those of holders of our common stock. Debt financing and preferred equity financing, if available, may also involve agreements that include covenants restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making asset acquisitions, making capital expenditures, or declaring dividends.
If we are unable to obtain adequate financing or financing on terms satisfactory to us, if we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and could have a material adverse effect on our business, financial condition, results of operations and prospects.
Substantially all of our historical revenue is related to technology development activities, and we have not demonstrated the ability to enter into a sufficient number of partnerships providing for long-term license arrangements under which we are entitled to receive milestone payments or royalties on net product sales. We have not received any such milestone or royalty revenues to date, and it may be years before we realize any such revenues, if at all.
For the six months ended June 30, 2021 and 2020, substantially all of our revenue was generated by technology development fees through performing technology development activities addressing molecules in programs for our partners. To date, such fees have generally been payable upon both the inception of, and the demonstration of technical achievement of program milestones, under technology development agreements with our partners. Our business model is dependent on the successful completion of the technology development phase under these arrangements and, more importantly, on our subsequent entry into long-term license arrangements with our partners that entitle us to development, regulatory and commercial milestones and/or royalties with respect to product candidates generated through our platform, which may include product candidates discovered and/or manufactured in cell lines developed by us. We are still in the very early stages of implementing our business model and, to date, no partner has entered into a license for clinical or commercial use of any intellectual property rights related to biologic drug candidates or cell lines generated utilizing our platform. Moreover, we have only agreed upon clinical or commercial license terms for four of our Active Programs in the event an option is exercised by a partner to license such intellectual property rights. If we are unable to maintain partnerships covering Active Programs (including if any partnership covering an Active Program is terminated during or upon completion of the technology development phase) or we are otherwise unable to enter into license agreements for our Active Programs, we will not receive any downstream payments under these programs, which will have a material and adverse effect on our business prospects. Additionally, any such license agreements that we may enter into may not be on terms that are favorable to us and may not result in meaningful revenues to us, or at all, or such license agreements may be terminated.
Technology development fees are generated by technology development activities that we perform for our partners, the timing and nature of which are dictated by the timing of program commencement, which depends on various permissions, information and supplies provided by our partners and/or third party vendors as well as the pace of program progression and receipt of ongoing input from our partners. Our eligibility to receive milestone payments is generally subject to the negotiation of future arrangements, as described above. As a result, we currently do not generate significant recurring revenue and, until we are able to establish significant recurring revenue, if at all, we will be prone to regular fluctuations in our revenue dependent on the timing of our entry into partnership agreements, our partners advancing subject programs, and our partners achieving development milestones or commercial sales with respect to drug candidates discovered and/or manufactured in cell lines developed by us.
Risks Related to Our Business Model and Partnerships
Our commercial success depends on the technological capabilities of our Integrated Drug Creation Platform and its utilization by our existing partners and adoption by new partners.
We utilize our Integrated Drug Creation Platform to identify biopharmaceutical drug candidates and associated production cell lines for further development and potential commercialization by our partners. As a result, the quality and sophistication of our platform and technology are critical to our ability to conduct our technology development activities and to deliver more promising molecules and cell lines and to accelerate and lower the costs of discovery and cell line development for our existing and potential partners, as compared to other methods. In particular, our business depends, among other things, on:
•our platform’s ability to successfully identify appropriate molecules and production cell lines for our partners and provide them to our partners on the desired timeframes;
•our partners’ determination that the product candidates and/or production cell lines that we provide to them can ultimately be used to advance our partners’ clinical development programs;
•our partners' willingness to enter into license agreements with economic terms that are acceptable to us, which is based substantially on the value our partners believe can be recognized from the product candidates and/or production cell lines that we provide to them;
•our ability to execute on our strategy to enter into new partnerships with new or existing partners on technology development terms that are acceptable to us;
•our ability to increase awareness of the capabilities of our technologies and solutions;
•our partners’ and potential partners’ willingness to adopt our technologies;
•whether our platform reliably provides advantages over legacy and other alternative technologies and is perceived by partners to be cost effective;

•the rate of adoption of our technologies by pharmaceutical companies, biotechnology companies of all sizes, government organizations and non-profit organizations and others;
•prices we charge for our technology and the discoveries that we make;
•the relative reliability and robustness of our platform;
•our ability to develop new technologies for partners;
•our platform’s ability to offer sufficient cost effectiveness, efficiency, and performance to warrant partners’ continued adoption of and ongoing reliance on our technologies;
•our platform’s ability to screen a high number of cells and drug candidates;
•whether competitors develop a platform that enables biologic drug discovery and cell line development more effectively than our platform;
•the status of the market for next-generation biologics, which may become less attractive due to business or regulatory factors;
•our ability to bioengineer our bespoke E. coli SoluPro and Bionic SoluPro strains to produce certain types of proteins;
•our ability to adapt our assays to screen effectively for certain types of drug modalities or targets;
•our ability to adapt our assays to de-orphan antibodies we discover using technology acquired through our acquisition of Totient;
•our ability to construct diverse genetic libraries covering sufficient diversity of protein sequence variants and folding and expression solutions combinations;
•our ability to reliably adapt our assays to each program to screen large strain libraries and routinely identify molecules/strains that meet the program deliverables;
•our ability to optimize our fermentation conditions to scale at an effective level;
•our ability to use our deep learning AI to generate actionable biological insights;
•our platform’s ability to create new drug modalities and novel conjugates;
•our platform’s ability to incorporate non-standard amino acids into proteins with high efficiency and fidelity;
•the timing and scope of any approval that may be required by the U.S. Food and Drug Administration (FDA) or any other regulatory body for drugs that are developed based on molecules discovered and/or manufactured using our Integrated Drug Creation Platform technologies;
•our partners’ and the biopharmaceutical industry’s continued interest and investment in next-generation biologic drug development, and the continued market growth and clinical success of this category collectively;
•the impact of our investments in innovation and commercial growth;
•negative publicity regarding our or our competitors’ technologies resulting from defects or errors; and
•our ability to further validate and enhance our platform through research and technology development activities.
There can be no assurance that we will successfully address any of these or other factors that may affect the market acceptance of our platform or our technology. If we are unsuccessful in achieving and maintaining market acceptance of our platform, our business, financial condition, results of operations and prospects could be adversely affected.

We are substantially dependent on the successful application of our Integrated Drug Creation Platform to biologic drug discovery and cell line development partnerships, and we have only recently begun to enter into biologic drug discovery partnerships.
To date, we have invested nearly all of our efforts and financial resources in technology development relating to our bespoke E. coli SoluPro and Bionic SoluPro strains. The biologic drug discovery and cell line development business is capital intensive, particularly for early stage companies that do not have significant off-setting revenues.
Our success is dependent on our ability to drive adoption of our platform by partners, developing technologies for our partners, and entering into license agreements with such partners. Further, our success depends upon our expansion of our existing partnerships, and entry into new partnerships, to include our Discovery applications, as well as continuing to drive adoption of our Cell Line Development applications. Substantially all of our revenue generated to date is from technology development arrangements for our Cell Line Development applications. To date, we have very limited experience and expertise in the biologic drug discovery using our platform and have not demonstrated success in expanding our platform into biologic drug discovery. In order to realize the benefits of such an expanded scope of our Integrated Drug Creation Platform, we need to further advance our technology and further market our expanded capabilities to existing and new partners.
Our future revenue growth and market potential may depend on our ability to leverage our Integrated Drug Creation Platform, together with our custom libraries and other proprietary tools, into other areas of biopharmaceutical research and development, such as biologics drug discovery. However, we may not be able to successfully validate that our Integrated Drug Creation Platform will accelerate the hit identification and lead optimization steps of biologic drug discovery or that they will allow us to discover more effective drugs.
Our inability to continue these initiatives and initiate new technology development efforts could result in a failure to develop our platform, improve upon existing technologies, develop and advance the opportunities like biologics drug discovery, and expand our addressable market, each of which could have a material and adverse impact on our business development, business, financial position and results of operations.
We do not expect to generate significant recurring revenue unless and until such time as we enter into further agreements that, in the aggregate, result in regular and continuous fees for our performance of technology development activities, and, more importantly, agreements under which we would be eligible for future payments upon our partners’ achievement of development and regulatory milestones or commencement of commercial sales with respect to any drug candidates generated using our platform. We are unable to predict whether and the extent to which payments will be made to us under our arrangements and whether and the extent to which we will be able to enter into future arrangements under which we are eligible to generate additional revenues, or the timing of the achievement of any milestones under these agreements, if they are achieved at all. The timing and likelihood of payments to us under these agreements is dependent on our partners’ successful utilization of the molecules discovered using our platform, which is outside of our control. Because of these factors, our operating results could vary materially from quarter to quarter.
Our future success is dependent on the eventual approval and commercialization of biologic drugs developed under our partnerships for which we have no control over the clinical development plan, regulatory strategy or commercialization efforts.
Our business model is dependent on the eventual progression of biologic drug candidates discovered or initially developed utilizing our Integrated Drug Creation Platform into clinical trials and commercialization. This requires us to attract partners and enter into agreements with them that contain obligations for the partners to pay us milestone payments as well as royalties on sales of approved products for the biologic drug candidates they develop that are generated utilizing our platform. Given the nature of our relationships with our partners, we do not control the progression, clinical development, regulatory strategy or eventual commercialization, if approved, of these product candidates. As a result, our future success and the potential to receive milestones and royalties are entirely dependent on our partners efforts for which we have no control. If our partners determine not to proceed with the future development of a product candidate discovered or initially developed utilizing our Integrated Drug Creation Platform or if it implements a clinical or regulatory strategy that ultimately does not enable the further development or approval of the product candidate, we will not receive the benefits of our partnerships, which may have a material and adverse effect on our operations.

In addition, biologic drug development is inherently uncertain and very few product candidates ultimately progress through clinical development and receive approval for commercialization. See the risk factor section below “Risks Related to Biologic Drug Development” for additional information related to the risks of biologic drug development. If our partners do not receive regulatory approval for a sufficient number of product candidates originating from our partnerships, we may not be able sustain our business model. Further, we will have little control over how diversified our portfolio of potential milestone payments or royalties will end up being.
While as a general matter we intend to periodically report on the status of our business development initiatives, including anticipated next steps, we may not provide forward-looking guidance on the timing of those next steps. In addition, we do not control the timing of disclosure by our partners of any milestones or other information related to any drug candidates generated using our platform. Any disclosure by us or our partners of data or other information regarding any such drug candidates that is perceived as negative may have a material adverse impact on our stock price or overall valuation. Our stock price may also decline as a result of negative clinical trial results, including adverse safety events, involving any drug candidate that is subject to one of our partnerships.
If we cannot maintain our current relationships with partners, fail to expand our relationships with our current partners, or if we fail to enter into new relationships, our future operating results would be adversely affected as a general matter.
In the six months ended June 30, 2021 and 2020, revenue from our top three partners and top four partners, respectively, accounted for 97% and 85% of our technology development revenue, respectively. In the three months ended June 30, 2021 and 2020, revenue from our top three partners and top three partners, respectively, accounted for 95% and 90% of our technology development revenue, respectively. The revenue attributable to these partners may fluctuate in the future, which could have an adverse effect on our business financial condition, results of operations and prospects. Our existing partners may cease to use our technologies depending on their own technological developments, availability of other competing technologies and internal decisions regarding allocation of time and resources to the discovery and development of biologic product candidates, over which we have no control. Our existing and future partners may have limited bandwidth to initiate new programs, which could limit their adoption or scale of application of our technologies. In addition, existing partners may choose to produce some or all of their requirements internally by using or developing their own manufacturing capabilities or by using capabilities from acquisitions of assets or entities from third parties with such capabilities. While our business is not substantially dependent on technology development revenues from any individual partner, because we currently have a limited number of partnerships, a loss of one of our partners could adversely impact our revenue, results of operations, cash flows or reputation in any given period.
Our future success also depends on our ability to expand relationships with our existing partners and to establish relationships with new partners. We engage in discussions with other companies and institutions regarding potential technology development and license opportunities on an ongoing basis, which can be time consuming. There is no assurance that any of these discussions will result in a technology development and/or license agreement, or if an agreement is reached, that the resulting relationship will be successful, or that the terms of such agreement will be favorable to us. In addition, although we have entered into a Joint Marketing Agreement with KBI this agreement may not lead to any future business opportunities. In addition, our ability to monitor the achievement of clinical, regulatory and commercial milestones by our partners and enforce the payment of any corresponding fees is limited. Furthermore, the termination of any of these relationships could result in a temporary or permanent loss of revenue. Additionally, speculation in the industry about our existing or potential commercial relationships can be a catalyst for adverse speculation about us and our technology, which can adversely affect our reputation and our business.
We cannot assure investors that we will be able to maintain or expand our existing partnerships or that our technologies will achieve adequate market adoption among new partners. Any failure to increase penetration in our existing markets or new markets would adversely affect our ability to improve our operating results.
Our revenue under our technology development and other partner agreements for any particular period, or on an absolute basis, can be difficult to forecast.
Because of the complexities and long development timelines inherent in the biologic drug development business, it is difficult to predict the timing of payments under our technology development and other partner agreements. In particular, payments under our technology development agreements are subject to the achievement of project milestones and our partners’ decisions to initiate or continue the technology development work, and any future downstream payments with respect to product candidates generated using our platform will be subject to our partners’ advancement of the product candidates, over which we have no control. As a result, our revenue for any particular period can be difficult to forecast. Our revenue may grow at a slower rate than in past periods or even decline on a year-over-year basis. Because of these factors, our operating results could vary materially from quarter to quarter from our forecasts. Also, due to the limited probability of success for advancement of a clinical candidate by a partner at any given stage of development and the unpredictability of when a partner may choose to continue development of a product candidate and whether any milestone payments will be due to us, our revenue may be difficult to forecast on an absolute basis.
Additionally, we recognize revenue either as we perform our technology development, upon completion of performing our technology development or upon achieving certain licensing, clinical, regulatory, and commercialization milestones. As a result, much of our revenue is generated from agreements entered into during previous periods. Consequently, a decline in demand for our platform, a decline in new or renewed business in any one quarter or any delays in the achievement, or any failure to achieve, development, regulatory and commercial milestones by our partners with respect to product candidates generated using our platform, may not significantly reduce our revenue for that quarter but could negatively affect our revenue in future quarters. Our revenue recognition model also makes it difficult for us to rapidly increase our revenue through increased operations in any period, as revenue from partners is recognized over the course of their drug development and commercialization process.
We expect to make significant investments in our continued research and development of new technology development and platform expansion, which may not be successful.
We are seeking to leverage our Integrated Drug Creation Platform as a consolidated technology for simultaneous biologic drug discovery and cell line development. We are seeking to expand our platform and the scope of our capabilities, which may or may not be successful. This includes, but is not limited to, drug discovery, incorporation of non-standard amino acids (nsAAs), and application of artificial intelligence across our Integrated Drug Creation Platform. We expect to incur significant expenses to advance these research and development efforts or to invest in, or acquire complementary technologies, but these efforts may not be successful. For instance, we have very limited experience with the discovery of novel biologic drug candidates and incorporation of nsAAs, and have not yet deployed these technologies in the context of partnered programs. Additional development will be required for the routine and robust use of these technologies in partnered programs. Through the course of additional technology development, significant unanticipated challenges may arise that adversely affect our future partnership prospects. To expand the scope of our platform, we acquired Denovium, an AI company leveraging deep learning for protein discovery and engineering, in January 2021 and Totient, a computational antibody and target discovery platform company, in June 2021. We are working to integrate the Denovium deep learning technology and the Totient antibody and target discovery technology into our Integrated Drug Creation Platform to accelerate drug discovery and cell line development efforts. Our long-term goals for this technology, such as constructing deep learning models capable of in silico target identification and drug and cell line design, will require significant investment and long development times and may ultimately never materialize.
Additionally, we may make significant investments in proprietary drug candidates we seek to discover, and any discovery and subsequent development efforts for such drug candidates may not be successful. Such investments may be costly, and given the uncertain nature of biologic drug discovery and development, our efforts in this field may not be successful. We may also make significant investments in pursuing technology development in industries other than the biopharmaceutical industry, and such pursuits may not be successful. We have no prior experience in using our technology platform in industries outside of the biopharmaceutical industry, and the economic structure of any future transactions in other industries may be more unfavorable to us than transactions in the biopharmaceutical industry.
Developing new technologies is a speculative and risky endeavor. Technologies that initially show promise may fail to achieve the desired results or may not achieve acceptable levels of analytical accuracy or clinical utility. We may need to alter our technologies in development before we identify a potentially successful technology. Technology development is expensive, may take years to complete and can have uncertain outcomes. Failure can occur at any stage of the development. Additionally, development of any technology may be disrupted or made less viable by the development of competing technologies, and changes in the industry in which our technologies are applied could obsolete our technologies. For example, advancements in gene therapy or RNA-based vaccine technologies could significantly reduce the market share of protein-based biologics.
New potential technologies may fail any stage of development or commercialization and if we determine that any of our current or future technologies are unlikely to succeed, we may abandon them without any return on our investment. If we are unsuccessful in developing or acquiring additional technologies, our potential for growth may be impaired.
The failure of our partners to meet their contractual obligations to us could adversely affect our business.
Our reliance on our partners poses a number of additional risks, including the risk that they may not perform their contractual obligations to us to our standards, in compliance with applicable legal or contractual requirements, in a timely manner or at all; they may not maintain the confidentiality of our proprietary information; and disagreements or disputes could arise that could cause delays in, or termination of, the research, development or commercialization of products generated using our platform or result in litigation or arbitration.
In addition, certain of our partners are large, multinational organizations that run many programs concurrently, and we are dependent on their ability to accurately track and make milestone payments to us pursuant to the terms of our agreements with them. Any failure by them to inform us when milestones are reached and make related payments to us could adversely affect our results of operations.
Moreover, some of our future partners may be located in markets subject to political and social risk, corruption and infrastructure problems, and could be subject to country-specific privacy and data security risk as well as burdensome legal and regulatory requirements. Any of these factors could adversely impact their financial condition and results of operations, which could impair their ability to meet their contractual obligations to us and have a material adverse effect on our business, financial condition and results of operations.
Our partners may not achieve projected discovery and development milestones and other anticipated key events in the expected timelines or at all, which could have an adverse impact on our business and our anticipated revenue.
From time to time, we may make public statements regarding the expected timing of certain milestones and key events, as well as regarding developments and milestones under our partnerships, to the extent that our partners have publicly disclosed such information or permit us to make such disclosures. Certain of our partners may in the future make statements about their goals and expectations for partnerships with us. The actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our or our current and future partners’ drug discovery and development programs, the amount of time, effort, and resources committed by us and our current and future partners, and the numerous uncertainties inherent in the development of drugs. Additionally, to date, none of our partners has successfully completed any regulatory submissions, such as investigational new drug (IND) applications or biologics license applications (BLAs), for any drug candidates generated using our platform. As a result, there can be no assurance that our partners’ current and future programs will advance or be completed in the time frames we or they expect. If our partners fail to achieve one or more of these milestones or other key events as planned, our business could be materially adversely affected and we may never receive the anticipated revenues from these partnerships.
Our partners have significant discretion in determining when and whether to make announcements, if any, about the status of our partnerships, including about clinical developments and timelines for advancing collaborative programs, and the price of our common stock may decline as a result of announcements of unexpected or negative results or developments.
Our partners have significant discretion in determining when and whether to make announcements about the status of our partnerships, including about preclinical and clinical developments and timelines for advancing product candidates generated using our platform. We do not plan to disclose the development status and progress of individual drug candidates of our partners, unless and until those partners do so first. Our partners may wish to report such information more or less frequently than we expect, or they may not report such information at all, in which case we would not report that information either. In addition, if a partner chooses to announce a partnership with us, there is no guarantee that we will receive technology development revenue in that quarter or even the following quarter, as such revenue is only payable to us in accordance with the terms of the agreements governing such partnerships. The price of our common stock may decline as a result of the public announcement of unexpected results or developments in our partnerships, or as a result of our partners withholding such information.
Risks Related to Biologic Drug Development
Biologic drug development is inherently uncertain, and it is possible that our technology may not succeed in discovering appropriate molecules or producing cell lines. Even if we do succeed, it is possible that none of the drug candidates discovered using our platform, if any, that are further developed by our partners will achieve development or regulatory milestones, including marketing approval, or become viable commercial technologies, on a timely basis or at all, which would harm our ability to generate revenue.
We use our platform to identify biologic drug candidates and develop cell lines for the production of drug candidates for partners who are engaged in biologic drug discovery and development. These partners include large pharmaceutical companies, smaller biotechnology companies and may in the future include non-profit and government organizations. While we receive payments for performing research activities and successfully completing technical program deliverables and milestones for our partners, we anticipate that the vast majority of the economic value of the contracts that we enter into with our partners will be in the downstream payments that would be payable if certain milestones are met by our partners with respect to product candidates identified and manufactured using bespoke cell lines developed by our Integrated Drug Creation Platform and royalties on net sales if such product candidates are approved for marketing and successfully commercialized. As a result, our future growth is dependent on the ability of our partners to successfully develop and commercialize therapies based on molecules generated using our platform. Due to our reliance on our partners, the risks relating to product development, regulatory clearance, authorization or approval and commercialization apply to us indirectly through the activities of our partners. Even if our platform is capable of identifying high quality biologic drug candidates, there can be no assurance that our partners will successfully develop, secure marketing approvals for and commercialize any drug candidates based on the proteins that we discover. As a result, we may not realize the intended benefits of our partnerships.
Due to the uncertain, time-consuming and costly clinical development and regulatory approval process, our partners may not successfully develop any drug candidates generated using our platform, or our partners may choose to discontinue the development of these drug candidates for a variety of reasons, including due to safety, risk versus benefit profile, exclusivity, competitive landscape, commercialization potential, production limitations or prioritization of their resources. It is possible that none of these drug candidates will ever receive regulatory approval and, even if approved, such drug candidates may never be successfully commercialized.
In addition, even if these drug candidates receive regulatory approval in the United States, our partners may never obtain approval or commercialize such drugs outside of the United States, which would limit their full market potential and therefore our ability to realize their potential downstream value. Furthermore, approved drugs may not achieve broad market acceptance among physicians, patients, the medical community and third-party payors, in which case revenue generated from their sales would be limited. Likewise, our partners have to make decisions about which clinical stage and pre-clinical drug candidates to develop and advance, and our partners may not have the resources to invest in all of the drug candidates generated using our platform, or clinical data and other development considerations may not support the advancement of one or more drug candidates. Decision-making about which drug candidates to prioritize involves inherent uncertainty, and our partners’ development program decision-making and resource prioritization decisions, which are outside of our control, may adversely affect the potential value of those partnerships. Additionally, subject to its contractual obligations to us, if one more of our partners is involved in a business combination, the partner might de-emphasize or terminate the development or commercialization of any drug candidate generated using our platform. If one of our strategic partners terminates its agreement with us, we may find it more difficult to attract new partners.
We are also subject to industry-wide FDA and other regulatory risk. For example, the number of BLAs approved by the FDA varies significantly over time and if changes in applicable laws, regulations, or policy or other events lead to an extended reduction in the number of BLAs approved by the FDA or otherwise reduce the number of biologics in development, our industry would contract and our business would be materially harmed.
Our partners’ failure to effectively develop or commercialize any drug candidates generated using our platform could have a material adverse effect on our business, financial condition, results of operations and prospects, and cause the market price of our common stock to decline. In addition to the inherent uncertainty in drug development addresses above, our ability to forecast our future revenues may be limited.
In addition, we may in the future seek to advance proprietary drug candidates through preclinical validation, and may seek to license or co-develop such proprietary drug candidates with a partner for clinical development. In such case, we would also be dependent on our ability to enter into partnerships with respect to the drug candidate with license or joint development terms that are acceptable to us in a timely manner. We may also in the future invest in advancing proprietary drug candidates through some or all clinical-stage development activities and regulatory filings for approval to commercialize such proprietary drug candidates. If we were to do this, we would be subject to all of the risks of biologic drug development described in this ”Risk Factors” section, and our failure to effectively develop or commercialize such proprietary drug candidates could have a material adverse effect on our business, financial condition, results of operations and prospects, and cause the market price of our common stock to decline.
If our partners experience any of a number of possible unforeseen or negative events in connection with preclinical or clinical development, regulatory approval or commercialization of product candidates generated through our partnership, this could negatively affect our revenue opportunity for that program, and/or have broader deleterious effects on our reputation and future partnership prospects.
Our partners may experience numerous unforeseen events during, or as a result of, preclinical studies or clinical trials that could delay or prevent their ability to conduct further development or obtain regulatory approval or licensure of, or commercialize, biologic drug candidates generated through our partnerships, including:
•preclinical studies designed to enable the submission of IND applications, or other preclinical development activities, by our partners may not result in data sufficient to support the advancement of the applicable product candidates into clinical development, or our partners may abandon development activities for such product candidates prior to any IND submission for a variety of reasons;
•regulatory authorities or ethical review boards, including institutional review boards (IRBs), may not authorize commencement of a clinical trial or conduct a clinical trial at a prospective trial site;
•there may be delays in reaching or failure to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
•the FDA or other regulatory authorities may disagree with a clinical trial design or a sponsor’s interpretation of data even after such regulatory authorities have reviewed and commented on the clinical trial design;
•differences in trial design between early stage clinical trials and later-stage clinical trials may make it difficult to extrapolate the results of earlier clinical trials to later-stage clinical trials;
•the FDA or other regulatory authorities may disagree about whether study endpoints are clinically meaningful or recommend study endpoints that require lengthy periods of observation;
•the number of patients, or amount of data, required to complete clinical trials may be larger than anticipated, patient enrollment in these clinical trials may be slower than anticipated or patients may drop out of clinical trials at a higher rate than anticipated;
•contract research organizations and other contracted third parties may fail to perform their duties in accordance with the study protocol or applicable laws and regulations;
•changes may be made to product candidates after commencing clinical trials, which may require that previously completed stages of clinical testing be repeated or delay later stages of testing;

•clinical trials may fail to satisfy the applicable regulatory requirements of the FDA or other regulatory authorities responsible for oversight of the conduct of clinical trials in other countries;
•regulators may elect to impose a clinical hold, or our partners, governing IRBs, data safety monitoring boards or ethics committees may elect to suspend or terminate our partners’ clinical research or trials for various reasons, including non-compliance with regulatory requirements or a finding that the participants are being exposed to unacceptable risks to their health or the privacy of their health information being disclosed;
•the cost of clinical trials of the applicable product candidates, or improvements to such product candidates, may be greater than our partners anticipate, causing them to delay or terminate their clinical development efforts;
•the supply or quality of materials necessary to conduct clinical trials of the applicable product candidates may be insufficient or inadequate;
•the outcome of our partners’ preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results;
•product candidates may be associated with negative or inconclusive results in clinical trials, and our partners may decide to deprioritize or abandon these product candidates, or regulatory authorities may require our partners to abandon them or may impose onerous changes or requirements, which could lead to de-prioritization or abandonment;
•product candidates may have undesirable side effects which could lead to serious adverse events, or other unexpected characteristics. One or more of such effects or events could cause regulators to impose a clinical hold on the applicable trial, or cause our partners or their investigators, IRBs or ethics committees to suspend or terminate the trial of the applicable product candidates; and
•clinical trials may suggest or demonstrate that products are not safe and effective, or as safe and effective as competing therapies on the market or in development.
In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that our partners encounter such difficulties or delays in initiating, enrolling, conducting or completing their planned and ongoing clinical trials. Delays of this nature could also allow competitors to bring products to market before our partners do, potentially impairing our partners’ abilities to successfully commercialize products generated in partnership with us and harming our business and results of operations. Any delays in, or suspension of, the development of the product candidates developed by our partners generated using our technology our partners may significantly harm our business, financial condition and prospects. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory clearance, authorization or approval of partnered products in development.
The biopharmaceutical platform technology market is highly competitive, and if we cannot compete successfully with our competitors, we may be unable to increase or sustain our revenue, or sustain profitability.
We face significant competition in the biopharmaceutical platform technology market. Our technologies address therapeutic discovery and bioproduction challenges that are addressed by other platform technologies controlled by companies that have a variety of business models, including the development of internal pipelines of therapeutics, technology licensing, discovery screening, cell line generation and the sale of instruments and devices. Potential competitors addressing certain steps in the target identification, biologic drug discovery and cell line development processes or adjacent aspects of these broad processes include the following:
◦in the field of novel target identification, we may face competition from academic, pharmaceutical, and biotechnology research initiatives, as well as companies focused on novel methods for target identification, including Insitro, Inc., TScan Therapeutics, Inc. and 3T Biosciences, Inc.;
◦in the field of AI-guided drug design and discovery, we may face competition from companies designing novel proteins such as Generate Biopharma, as well as adjacent technology companies pursuing small molecule design such as Schrodinger, Inc., Recursion Pharmaceuticals, Inc., Relay Therapeutics, Inc. and Exscientia Limited;
◦in the field of scaffold design and drug platform development, we may face competition from pharmaceutical and biotechnology companies developing novel biologic modalities including Amgen Inc., Crescendo Bioscience, Inc. and Harpoon Therapeutics, Inc. among others;
◦in the field of novel human/humanized antibody discovery, we may face competition from companies such as AbCellera Biologics Inc. and Adimab LLC;
◦in the field of non-standard amino acid protein engineering, we may face competition from companies such as Ambrx Inc. and Sutro Biopharma, Inc. (Sutro); and
◦in the field of cell line generation and single-cell screening, we may face competition from service providers, such as Lonza Group AG and Selexis SA, companies offering instrumentation, such as Berkeley Lights Inc., and companies with alternative protein production systems, such as Sutro.
In addition, we are aware of other synthetic biology companies focused on developing various custom cell lines in a variety of model organisms for biomanufacturing of molecules relevant to other industries. These companies, which include Ginkgo Bioworks, Inc. and Zymergen Inc., may in the future pursue biopharmaceutical applications of their platforms that could compete with our technologies.
Our target partners may also elect to develop their processes on in-house systems, or using other methods, rather than implementing our technologies and may decide to stop using our technologies. These companies are likely to exhaust all internal alternatives to our technology before adopting our technologies. In addition, there are many large established companies in the life science technology market that we do not currently compete with but that could develop systems, technologies, tools or other products that will compete with us in the future. These large established companies have substantially greater financial and other resources than us, including larger research and development organizations or more established marketing and sales forces.
Our competitors and potential competitors may enjoy a number of competitive advantages over us. For example these may include:
•longer operating histories;
•larger partner bases;
•greater brand recognition and market penetration;
•greater financial resources;
•greater technological and research and development resources;
•better system reliability and robustness;
•greater business development capabilities; and
•better established, larger scale and lower cost manufacturing capabilities.
As a result, our competitors and potential competitors may be able to respond more quickly to changes in partner requirements, devote greater resources to the development, promotion and sale of their platforms or solutions than we can, or sell their platforms or solutions, or offer solutions competitive with our platform and solutions at prices designed to win significant levels of market share. In addition, we may encounter challenges in marketing our solutions with our pricing model, which is structured to capture the potential downstream revenues associated with drug candidates that were discovered using our platform. Our partners and potential partners may prefer one or more pricing models employed by our competitors that involve upfront payments rather than downstream revenues. We may not be able to compete effectively against these organizations.
In addition, competitors may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies. Certain of our competitors may be able to secure key inputs from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to technology and platform development than we can. If we are unable to compete successfully against current and future competitors, we may be unable to increase market adoption of our platform technologies for the biologic drug discovery and cell line development, which could prevent us from increasing our revenue or sustaining profitability.
The market, including potential partners and potential investors, may be skeptical of the viability and benefits of our technology platform because it is based on novel and complex synthetic biology technology.
The market, including potential partners and potential investors, may be skeptical of the viability and benefits of our technology platform because it is based on novel and complex synthetic biology technology. There can be no assurance that our technologies will be understood, approved, or accepted by potential partners and potential investors or that we will be able to enter into new partnerships with new or existing partners. The synthetic biology market is relatively new, and potential partners may be hesitant to allocate resources in a relatively unproven field. If we are unable to convince these potential partners of the utility and value of our technologies or that our technologies are superior to the technologies they currently use, we will not be successful in entering these markets and our business and results of operations will be adversely affected. If potential investors are skeptical of the success of our technologies, our ability to raise capital and the value of our stock may be adversely affected.
The medical insurance coverage and reimbursement status of newly approved therapeutics is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for current or future products and services could limit our partners’ ability to successfully commercialize product candidates generated using our platform, which would decrease our ability to generate revenue.
The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford any therapeutics generated using our platform that our partners may develop and sell. In addition, because the therapeutics we generate may represent new classes of treatments for diseases, we and our partners cannot accurately estimate how such therapeutics would be priced, whether reimbursement could be obtained or any potential revenue generated. Sales of such therapeutics will depend substantially, both domestically and internationally, on the extent to which the costs of such therapeutics are paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If reimbursement is not available, or is available only to limited levels, our partners may not be able to successfully commercialize some therapeutics generated with our technology. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow our partners to establish or maintain pricing sufficient to realize an adequate return on their investment in such therapeutics, and may lead to discontinuation or deprioritization of development, marketing and sales efforts for such products. Changes in the reimbursement landscape may occur, which are outside of our control, and may impact the commercial viability of our technology development services and/or therapeutics generated using our technology.
There is significant uncertainty related to the insurance coverage and reimbursement of newly cleared, authorized or approved therapeutics in the United States and other jurisdictions. Due to the trend toward value-based pricing and coverage, the increasing influence of health maintenance organizations and additional legislative changes, we expect our partners to experience pricing pressures on therapeutics generated using our platform that our partners may commercialize. The downward pressure on healthcare costs in general, particularly novel therapeutics, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products, which would negatively impact our ability to generate revenues.
Healthcare reform efforts aimed at lowering the price of biopharmaceutical products may impact our ability to maintain sufficient profits.
Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (ACA), was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research. If efforts to contain the price of biopharmaceutical products are successful, the magnitude of milestone payments and royalties we would expect to receive in connection with our partners’ future prioritization and investment in developing novel biologics may be impacted.
Our business could become subject to government regulation, and the regulatory approval and maintenance process may be expensive, time-consuming and uncertain both in timing and in outcome.
Our operations are currently not subject to the direct regulation by the FDA or other regulatory bodies. However, our business could in future become subject to more direct oversight by the FDA, or other domestic or international agencies. For example, we may be subject to evolving and variable regulations governing the production of genetically engineered organisms. Furthermore, while we have no active plans to operate a manufacturing facility designed to comply with current good manufacturing practices (cGMPs), future market pressures or the lack of available capacity at cGMP manufacturing facilities may necessitate our entry into this market. Complying with such regulations may be expensive, time-consuming and uncertain, and our failure to obtain or comply with such approvals and clearances could have an adverse effect on our business, financial condition and operating results.
Risks Related to Our Operations

We rely on a limited number of suppliers or, in many cases, single suppliers, for laboratory equipment and materials and may not be able to find replacements or immediately transition to alternative suppliers.
We rely on a limited number of suppliers, or in many cases single suppliers, to provide certain consumables and equipment that we use in our laboratory operations, as well as reagents and other laboratory materials involved in the development of our technology. Fluctuations in the availability and price of laboratory materials and equipment could have an adverse effect on our ability to meet our technology development goals with our partners and thus our results from operations as well as future partnership opportunities. An interruption in our laboratory operations or technology transfer could occur if we encounter delays, quality issues or other difficulties in securing these consumables, equipment, reagents or other materials, and if we cannot then obtain an acceptable substitute. In addition, we would likely be required to incur significant costs and devote significant efforts to find new suppliers, acquire and qualify new equipment, validate new reagents and revalidate aspects of our existing assays, which may cause delays in our processing of samples or development and commercialization of our technology. Any such interruption could significantly affect our business, financial condition, results of operations and reputation.
In particular, we have purchased and rely on the Sartorius Ambr system. Sartorius AG (Sartorius) supplies us with the Ambr bioreactor system and related equipment and consumables, which are critical to our business. The Ambr system and its related consumables are provided solely by Sartorius. We are also materially reliant on the liquid handling robotics and associated consumables produced solely by the Hamilton Company (Hamilton). We obtain our supplies of equipment and materials from Sartorius and Hamilton under purchase orders and do not have supply contracts in place with either of these suppliers. Any disruption in the supply chain for these products would materially affect our business. While there are alternative types of equipment that we could use as a replacement for the Ambr system and/or the Hamilton workstations, switching to different systems would require significant capital investment, long lead times and significant training and validation.

Our Integrated Drug Creation Platform may not meet the expectations of our partners, which means our business, financial condition, results of operations and prospects could suffer.
Our success depends on, among other things, the market’s confidence that our platform is capable of substantially shortening the amount of time necessary to perform certain activities as compared to the use of legacy and other alternative technologies, and will enable more efficient or improved pharmaceutical and biotechnology product development and/or biomanufacturing. There is no assurance that we will be able to meet our partners’ needs in the future, or at all. To date, we have not yet had a program enter clinical testing or progress to manufacture in a cGMP environment, which may reduce our partners confidence in our platform. We also believe that pharmaceutical and biotechnology companies are likely to be particularly sensitive to defects in, or suboptimal performance of, our platform, including if our platform fails to deliver meaningful acceleration of certain research timelines accompanied by results at least as good as the results generated using legacy or other alternative technologies. There can be no guarantee that our platform will meet the expectations of pharmaceutical and biotechnology companies.
We will need to develop and expand our workforce, commercial infrastructure and laboratory operations to support anticipated growth in demand for our technology development programs, and we may encounter difficulties in managing this development and expansion.
We will need to expand our workforce, commercial infrastructure and laboratory operations to support anticipated growth in demand for our technology development programs. If we are unable to support fluctuations in the demand for our technology development programs, including ensuring that we have adequate capacity to meet increased demand, our business could suffer. As of June 30, 2021, we had 169 full-time employees and we expect to increase the number of employees and the scope of our operations as we continue to develop our technologies. As we seek to increase the number of our partnerships, expand the scope of our existing partnerships and further develop our technological capabilities, we may need to incorporate new equipment, implement new technology systems and laboratory processes and hire new personnel with different qualifications. Failure to manage this growth or transition could result in turnaround time delays, higher technology development costs, declining technology development quality, deteriorating alliance management success, and slower responses to competitive challenges. A failure in any one of these areas could make it difficult for us to meet market expectations for our technologies, and could damage our reputation and the prospects for our business.
To manage our anticipated expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management team may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these business expansion activities. Due to our limited resources and early stage of growth, we may not be able to effectively manage this simultaneous execution and the expansion of our operations. This may result in weaknesses in our infrastructure, operational mistakes, slower development of our technology development programs, loss of business opportunities, loss of employees and reduced productivity among our employees.
If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance, and our ability to develop and commercialize our technologies and compete effectively, will depend, in part, on our ability to effectively manage our future development and expansion.
Our business development organization is currently limited, and if we are unable to expand our business development organization to reach our existing and potential partners, our business may be adversely affected.
We currently have a limited number of business development professionals. We will need to expand our commercial organization in order to effectively market our platform capabilities to existing and new partners. Competition for employees capable of negotiating and entering into partnerships with pharmaceutical and biotechnology companies is intense. We may not be able to attract and retain personnel or be able to build an efficient and effective business development organization, which could negatively impact market adoption of our platform and limit our revenue growth and potential profitability. In addition, the time and cost of establishing a specialized business development or sales team for a particular future service, technology, asset, or set of assets, may be difficult to justify in light of the revenue generated or projected.

Our expected future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to successfully sell our programs and to compete effectively will depend, in part, on our ability to manage this potential future growth effectively, without compromising quality.
The loss of any member of our senior management team or our inability to attract and retain highly skilled scientists and business development professionals could adversely affect our business.
Our success depends on the skills, experience and performance of key members of our senior management team, including Sean McClain, our founder and Chief Executive Officer, and Matthew Weinstock, our Chief Technology Officer. The individual and collective efforts of these employees will be important as we continue to develop our platform and our technology, and as we expand our commercial activities. The loss or incapacity of existing members of our executive management team could adversely affect our operations if we experience difficulties in hiring qualified successors. While our executive officers are party to employment contracts with us, their employment with us is at-will, which means that either we or the executive may terminate their employment at any time, and we therefore cannot guarantee their retention for any period of time.
Our technology development programs and laboratory operations depend on our ability to attract and retain highly skilled personnel. We may not be able to attract or retain qualified personnel due to the intense competition for highly skilled scientists, including those focused on biologic drug discovery and cell line development, as well as qualified business development and sales professionals, among life sciences companies. Additionally, our geographic location in Vancouver, Washington, which does not have as high a concentration of innovative biotechnology companies as other geographic locations, may negatively impact our ability to attract top talent.
We also face competition from universities and public and private research institutions in recruiting and retaining highly qualified scientific personnel. We may have difficulties locating, recruiting or retaining qualified salespeople. Recruiting and retention difficulties can limit our ability to support our research and business development programs. A key risk in the area of retention is that all of our employees are at-will.
We may not realize the expected benefits of our recent acquisitions because of difficulties related to integration.
In January 2021, we consummated the Denovium acquisition, and, in June 2021, we consummated the Totient acquisition. We expect that the integration processes for such acquisitions will require significant time and resources, and we may not be able to manage such processes successfully. If we are not able to successfully integrate Denovium’s or Totient’s businesses with ours, the anticipated benefits of such acquisitions may not be realized fully or may take longer than expected to be realized. For instance, in connection with the Denovium acquisition, we acquired a team of computational biologists and artificial intelligence experts along with a proprietary deep learning platform geared for protein discovery and engineering. There is no guarantee that Denovium will continue to benefit projects or that we will be able to achieve our ultimate goal of in silico protein and cell line design. Further, it is possible that we will experience disruption of either company’s or both companies’ ongoing businesses, including as we continue to service a limited number of Denovium’s ongoing contracts for the foreseeable future. We may also incur higher than expected costs as a result of the acquisitions or experience an overall post-completion process that takes longer than originally anticipated. In addition, at times the attention of certain members of our management and resources may be focused on integration of the businesses of the two companies and diverted from day-to-day business operations, which may disrupt our ongoing business and the business of the combined company. We expect to incur, significant, non-recurring costs in connection with the acquisitions of Denovium and Totient and integrating our operations with Denovium’s and Totient’s, including costs to maintain employee morale and to retain key employees. Management cannot ensure that the elimination of duplicative costs or the realization of other efficiencies will offset the transaction and integration costs in the near term or at all. Furthermore, uncertainty about the effect of the Denovium acquisition or the Totient acquisition on our business, employees, partners, third parties with whom we have relationships may have an adverse effect on our business, financial condition, results of operations and prospects. In addition, such challenges in integrating our acquisition of Denovium or Totient may be magnified by the ongoing COVID-19 pandemic.
Other potential difficulties we may encounter as part of the integration process include (i) the challenge of integrating complex systems, operating procedures, regulatory compliance programs, technology, networks and other assets of Denovium and Totient in a seamless manner that minimizes any adverse impact on our employees, suppliers and other business partners; and (ii) potential unknown liabilities, liabilities that are significantly larger than we currently anticipate and unforeseen increased expenses or delays associated with the acquisition, including costs to integrate Denovium’s and Totient’s businesses that may exceed the costs that we currently anticipate. Accordingly, the contemplated benefits of the Denovium acquisition or the Totient acquisition may not be realized fully, or at all, or may take longer to realize than expected.
We have made technology acquisitions and expect to acquire businesses or assets or make investments in other companies or technologies that could negatively affect our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense.
We have made technology acquisitions and expect to pursue acquisitions of businesses and assets in the future. We also may pursue strategic alliances and joint ventures that leverage our technologies and industry experience to expand our offerings. Additionally, we may invest in certain wholly-owned preclinical and/or clinical development programs with the goal of licensing them to partners for clinical development. Although we have acquired other businesses or assets in the past, including our acquisitions of Denovium in January 2021 and Totient in June 2021, we may not be able to find suitable partners or acquisition or asset purchase candidates in the future, and we may not be able to complete such transactions on favorable terms, if at all. The competition for partners or acquisition candidates may be intense, and the negotiation process will be time-consuming and complex. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, these acquisitions may not strengthen our competitive position, the transactions may be viewed negatively by partners or investors, we may be unable to retain key employees of any acquired business, relationships with key suppliers, manufacturers or partners of any acquired business may be impaired due to changes in management and ownership, and we could assume unknown or contingent liabilities. Any future acquisitions also could result in the incurrence of debt, contingent liabilities or future write-offs of intangible assets or goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. For example, in connection with our acquisition of Totient, Totient’s Class A common stockholders and noteholders are eligible to receive up to an additional $15 million in cash upon the achievement of certain milestones. We cannot guarantee that we will be able to fully recover the costs of any acquisition. Integration of an acquired company also may disrupt ongoing operations and require management resources that we would otherwise focus on developing our existing business. We may not realize the anticipated benefits of any acquisition, technology license, strategic alliance or joint venture. We also may experience losses related to investments in other companies, which could have a material adverse effect on our business, financial condition, results of operations and prospects. Acquisitions may also expose us to a variety of international and business related risks, including intellectual property, regulatory laws, local laws, tax and accounting.
To finance any acquisitions or asset purchase, we may choose to issue securities as consideration, which would dilute the ownership of our stockholders. Additional funds may not be available on terms that are favorable to us, or at all. If the price of our common stock is low or volatile, we may not be able to acquire companies or assets using our securities as consideration.
We may be subject to laws that generally govern the biopharmaceutical industry.
Biopharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. These laws and regulations may constrain our relationships with our customers and partners. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, and transparency laws and regulations related to drug pricing and payments and other transfers of value made to physicians and other healthcare providers. If our partners’ operations are found to be in violation of any of such laws or any other governmental regulations that apply, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and responsible individuals may be subject to imprisonment.

Our loan and security agreement contains covenants that restrict our operating activities, and we may be required to repay the outstanding indebtedness in an event of default, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
In June 2018, we entered into a Loan and Security Agreement (LSA), which was subsequently amended, with Bridge Bank (Lender), a division of Western Alliance Bank pursuant to which the Lender agreed to provide us a term loan up to $3.0 million with a maturity date in May 2022. We initially borrowed $0.3 million that was funded in June 2018. In March 2019, we entered into a first amendment to the loan and security agreement to increase total borrowings to $3.0 million. In May 2020, we entered into a second amendment to the loan and security agreement that increased total borrowings to $5.0 million and extended the maturity term date through May 2024. In June 2021, we entered into the fifth amendment, which modified the term maturity date and related amortization schedule to end in May 2023. Until we have repaid such indebtedness, the LSA subjects us to various customary covenants, including requirements as to financial reporting, liquidity ratios and insurance and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or make other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into in-bound licensing agreements, to engage in transactions with affiliates, and to encumber our intellectual property. Our business may be adversely affected by these restrictions on our ability to operate our business.
Following the amendments, we were permitted to make interest only payments on the LSA through May 2021, at which time amortization began. However, we may be required to repay the outstanding indebtedness under the loan facility if an event of default occurs under the LSA. An event of default will occur if, among other things, we fail to make required payments under the LSA; we breach any of our covenants under the LSA, subject to specified cure periods with respect to certain breaches; the Lender determines that a material adverse change (as defined in the LSA) has occurred; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit the third party to accelerate the maturity of such indebtedness or that could have a material adverse change on us. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In such a case, we may be required to delay, limit, reduce or terminate our operations or grant to others rights to develop and market our Integrated Drug Creation Platform that we would otherwise prefer to develop and market ourselves. The Lender could also exercise its rights as secured lender to take possession of and to dispose of the collateral securing the term loan, which collateral includes substantially all of our property (excluding intellectual property, which is subject to a negative pledge). Our business, financial condition, results of operations and prospects could be materially adversely affected as a result of any of these events.
Our inability to collect on our accounts receivable by a significant number of partners may have an adverse effect on our business, financial condition and results of operations.
Invoices issued to our partners are generally made on open credit terms. While we have not experienced an inability to collect on accounts receivable from our partners historically, it may occur in the future. Management assesses the need to maintain an allowance for potential credit losses each reporting period. If our partners’ cash flow, working capital, financial conditions or results of operations deteriorate, they may be unable or even unwilling to pay trade receivables owed to us promptly or at all. As a result, we could be exposed to a certain level of credit risk. If a major partner experiences, or a significant number of partners experience, financial difficulties, the effect on us could be material and have an adverse effect on our business, financial condition and results of operations.
If our operating facility becomes damaged or inoperable or we are required to vacate our facility, our ability to conduct and pursue our technology development efforts may be jeopardized.
We currently operate primarily through a single facility located in Vancouver, Washington. Our facility and equipment could be harmed or rendered inoperable or inaccessible by natural or man-made disasters or other circumstances beyond our control, including fire, earthquake, power loss, communications failure, war or terrorism, or another catastrophic event, such as a pandemic or similar outbreak or public health crisis, which may render it difficult or impossible for us to support our partners and develop updates, upgrades and other improvements to our technology and platform, advanced automation systems, and advanced application for some period of time. We may be unable to execute on our technology development activities if our facility is inoperable or suffers a loss of utilization for even a short period of time, may result in the loss of partners or harm to our reputation, and we may be unable to regain those partners or repair our reputation in the future. Furthermore, our facility and the equipment we use to perform our technology development work could be unavailable or costly and time-consuming to repair or replace. It would be difficult, time-consuming and expensive to rebuild our facility, to locate and qualify a new facility or license or transfer our proprietary technology to a third party. Even in the event we are able to find a third party to assist in technology development efforts, we may be unable to negotiate commercially reasonable terms to engage with the third party.
We depend on our information technology systems, and any failure of these systems could harm our business.
We depend on information technology and telecommunications systems for significant elements of our business operations, including the operation of our AI platform (Denovium Engine), our antibody discovery software platform, our computational biology system, our knowledge management system, our partner reporting, our platform, our advanced automation systems, and advanced application software. These systems involve computational resources and data storage distributed between onsite servers, cloud platforms hosted by numerous third-party providers (e.g., Amazon Web Services), and a private GPU cluster owned by us but located and maintained at a facility in Texas. We have installed, and expect to expand, a number of enterprise software systems that affect a broad range of business processes and functional areas, including for example, systems handling human resources, financial controls and reporting, contract management, regulatory compliance and other infrastructure operations. These implementations were expensive and required a significant effort in terms of both time and effort. In addition to the aforementioned business systems, we intend to extend the capabilities of both our preventative and detective security controls by augmenting the monitoring and alerting functions, the network design and the automatic countermeasure operations of our technical systems. These information technology and telecommunications systems support a variety of functions, including manufacturing operations, laboratory operations, data analysis, quality control, partner service and support, billing, research and development activities, scientific and general administrative activities. A significant risk in implementing these systems includes the integration and communication between separate IT systems, and any failure to integrate these systems effectively could adversely affect various aspects of our operations.
International expansion of our business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.
Because we currently market our technologies and our partners may market products derived from our technologies outside of the United States and we or our partners may market future technologies, products and services outside of the United States, if cleared, authorized or approved, our business is subject to risks associated with doing business outside of the United States, including an increase in our expenses and diversion of our management’s attention from the development of future products and services. In addition, as a result of the Totient acquisition, we currently maintain offices and have employees located in Serbia. Our current and planned international operations could expose us to additional risks that may adversely affect our business and financial results, including:
•multiple, conflicting and changing laws and regulations such as privacy security and data use regulations, tax laws, export and import restrictions, economic sanctions and embargoes, employment laws, anticorruption laws, regulatory requirements, reporting and disclosure obligations, reimbursement or payor regimes and other governmental approvals, permits and licenses;
•failure by us, our partners or our distributors to obtain regulatory clearance, authorization or approval for the use of our technologies in various countries;
•additional potentially relevant third-party patent rights;
•complexities and difficulties in obtaining intellectual property protection and enforcing our intellectual property;
•difficulties in staffing and managing foreign operations;

•complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;
•difficulties in negotiating favorable reimbursement negotiations with governmental authorities;
•complexities in technology transfer regulations and logistics related to delivery of our bioengineered E. coli to partners;
•logistics and regulations associated with shipping samples, including infrastructure conditions and transportation delays;
•limits in our ability to penetrate international markets if we are not able to conduct our operations locally;
•financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our technologies, exposure to foreign currency exchange rate fluctuations and different tax jurisdictions;
•natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;
•certain expenses, including expenses for travel, translation services, labor and employment costs and insurance;
•regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act (FCPA), its books and records provisions, or its anti-bribery provisions, or laws similar to the FCPA in other jurisdictions in which we may now or in the future operate, such as the United Kingdom’s Bribery Act of 2010; and
•onerous anti-bribery requirements of several member states in the European Union (EU), such as the United Kingdom’s Bribery Act of 2010, and other countries that are constantly changing and require disclosure of information to which U.S. legal privilege may not extend.
Any of these factors could significantly harm our future international expansion and operations and, consequently, our revenue and results of operations.
Our business activities are subject to the FCPA and other anti-bribery and anti-corruption laws of the United States and other countries in which we operate, as well as U.S. and certain foreign export controls and trade sanctions. Violations of such legal requirements could subject us to liability.
We are subject to the FCPA, which among other things prohibits companies and their third-party intermediaries from offering, promising, giving or authorizing others to give anything of value, either directly or indirectly, to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Companies in the biotechnology and biopharmaceutical field are highly regulated and therefore involve interactions with public officials, including officials of non-U.S. governments. Additionally, in many other countries, hospitals are owned and operated by the government, and doctors and other hospital employees would be considered foreign officials under the FCPA. These laws are complex and far-reaching in nature, and, as a result, there is no certainty that all of our employees, agents or contractors will comply with such laws and regulations. Any violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction, involve significant costs and expenses, including legal fees, and could result in a material adverse effect on our business, financial condition, results of operations and prospects. We could also suffer severe penalties, including criminal and civil penalties, disgorgement and other remedial measures.
We use biological and hazardous materials that require considerable expertise and expense for handling, storage and disposal and may result in claims against us.
We work with materials, including chemicals, biological agents and compounds that could be hazardous to human health and safety or the environment. Our operations also produce hazardous and biological waste products. Our SoluPro system is based on bioengineered E. coli, which could pose a health risk if improperly handled. Additionally, we employ various synthetic biology processes, which could involve the use or emission of harmful materials. Federal, state and local laws and regulations govern the use, generation, manufacture, storage, handling and disposal of these materials and wastes. We may be subject to periodic inspections by relevant authorities to ensure compliance with applicable laws. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental laws and regulations may restrict our operations. If we do not comply with applicable regulations, we may be subject to fines and penalties.
In addition, we cannot eliminate the risk of accidental injury or contamination from these materials or wastes, which could cause an interruption of our commercialization efforts, technology development programs and business operations, as well as environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations. In the event of contamination or injury, we could be liable for damages or penalized with fines in an amount exceeding our resources and our operations could be suspended or otherwise adversely affected. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance.
Public health crises such as pandemics or similar outbreaks could cause a disruption of the development of our platform technologies, and adversely impact our business.
In late 2019, a novel strain of coronavirus, SARS-CoV-2, which resulted in the evolving COVID-19 pandemic, surfaced in Wuhan, China. Since then, COVID-19 has spread across the globe and to multiple regions within the United States, including Vancouver, Washington, where our primary office and laboratory space is located. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government imposed shelter-in-place orders, quarantines, travel restrictions and other public health safety measures, as well as reported adverse impacts on healthcare resources, facilities and providers across the United States and in other countries. In response to the spread of COVID-19, and in accordance with guidance from federal, state, and local government authorities, we have restricted access to our facilities mostly to personnel and third parties who perform critical activities that must be completed on-site, limited the number of such personnel that can be present at our facilities at any one time, required universal facial masking in accordance with U.S. Centers for Disease Control recommendations, and requested (and facilitated) that most of our personnel work remotely in compliance with the local government issued guidance. In addition, the spread of more contagious strains, such as the Delta variant, could cause the COVID-19 pandemic to last longer than expected. In the event that government authorities were to further modify current restrictions, our employees conducting technology development or manufacturing activities may not be able to access our laboratory and manufacturing space, and our core activities may be significantly limited or curtailed, possibly for an extended period of time.
With such restrictions in place our business has been and may continue to be impacted negatively in a number of ways. For example, we have experienced delays in technology development activities due to supply chain interruptions related to diversion of personal protective equipment and biotechnology research and biomanufacturing supplies to healthcare organizations and COVID-19 vaccine developers. In addition, the global focus on the pandemic and uncertainties of markets has extended our business development timelines, and has negatively impacted our partners’ and potential partners’ willingness to advance negotiations in a timely manner. We have also experienced difficulties recruiting personnel, especially from outside our region, due to travel restrictions and overall uncertainties and reluctance of prospective employees to relocate during the COVID-19 pandemic.
As a result of the COVID-19 pandemic, or similar pandemics and outbreaks, we have experienced and may continue to experience severe delays and disruptions, including, for example:
•interruption of or delays in receiving products and supplies from third parties;
•limitations on our business operations by local, state and/or federal governments that could impact our ability to conduct our technology development and other activities;
•delays in negotiations with partners and potential partners;
•increases in facilities costs to comply with physical distancing guidance;

•business disruptions caused by workplace, laboratory and office closures and an increased reliance on employees working from home, travel limitations, cyber security and data accessibility, or communication or mass transit disruptions; and
•limitations on employee resources that would otherwise be focused on the conduct of our activities, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people.
Any of these factors could severely impact our technology development activities, business operations and business development, or delay necessary interactions with local regulators, and other important contractors and partners. These and other factors arising from the COVID-19 pandemic could worsen in countries that are already afflicted with COVID-19, could continue to spread to additional countries, or could return to countries where the pandemic has been partially contained, and could further adversely impact our ability to conduct our business generally and have a material adverse impact on our operations and financial condition and results.
The extent to which the COVID-19 pandemic may negatively impact our operations and results of operations or those of our stakeholders will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, additional or modified government actions, new information that will emerge concerning the severity and impact of the COVID-19 pandemic, the spread of new and potentially more contagious strains of COVID-19, such as the Delta variant, and actions to contain the outbreak or treat its impact, such as social distancing, quarantines, lock-downs or business closures.
We rely and expect in the future to rely on a limited number of outside parties to perform the cGMP manufacturing for clinical development and commercialization of any biologic product candidates produced using our technology. Limitations in this global cGMP manufacturing capacity could delay or prevent clinical development and/or commercialization efforts.
We develop manufacturing processes that are required to use our cell lines, but we do not currently have capabilities to manufacture products in accordance with cGMPs. We rely on the in-house manufacturing capabilities of our partners or capabilities of established third-party contract development and manufacturing organizations (CDMOs) to manufacture biologic drug candidates generated with our technology. Manufacturing capacity maintained by our partners or third-party CDMOs is a finite resource that is in demand. Shortages in cGMP manufacturing capacity are difficult to predict and could hamper our operations and harm our business.
Risks Related to Our Intellectual Property
If we are unable to obtain and maintain sufficient intellectual property protection for our technologies, including our platform, Denovium deep learning technology and Totient antibody discovery software platform, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technologies or a platform similar or identical to ours, and our ability to successfully leverage our platform technologies may be impaired.
We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep a competitive advantage. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us. In addition, we may incur substantial litigation costs in our attempts to recover or restrict the use of our intellectual property.
To the extent our intellectual property offers inadequate protection, or is found to be invalid or unenforceable, we would be exposed to a greater risk of direct competition. If our intellectual property does not provide adequate coverage of our competitors’ products and services, our competitive position could be adversely affected, as could our business. Both the patent application process and the process of managing patent disputes can be time-consuming and expensive.
Our success depends in large part on our ability to obtain and maintain adequate protection of the intellectual property we may own solely and jointly with others or otherwise have rights to, particularly patents, in the United States and in other countries with respect to our platform, our software and our technologies, without infringing the intellectual property rights of others.
We strive to protect and enhance the proprietary technologies that we believe are important to our business, including seeking patents intended to cover our platform and related technologies and uses thereof, as we deem appropriate. Our patents and patent applications in the United States and certain foreign jurisdictions relate to our technology. However, obtaining and enforcing patents in our industry is costly, time-consuming and complex, and we may fail to apply for patents on important products and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions. There can be no assurance that the claims of our patents (or any patent application that issues as a patent), will exclude others from making, using or selling our technology or technology that is substantially similar to ours. We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. In countries where we have not sought and do not seek patent protection, third parties may be able to manufacture and sell our technology without our permission, and we may not be able to stop them from doing so. We may not be able to file and prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our technology development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.
As of June 30, 2021, we own 36 issued or allowed patents and 57 pending patent applications worldwide, which includes four issued U.S. patents and 11 pending U.S. patent applications. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products or services, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our current or future patented technologies. As a result, our owned and licensed patents and patent applications comprising our patent portfolio may not provide us with sufficient rights to exclude others from commercializing technology and products similar to any of our technology.
It is possible that in the future some of our patents, licensed patents and patent applications may be challenged at the United States Patent and Trademark Office (USPTO) or in proceedings before the patent offices of other jurisdictions. We may not be successful in defending any such challenges made against our patents or patent applications. Any successful third party challenge to our patents could result in loss of exclusivity or freedom to operate, patent claims being narrowed, the unenforceability or invalidity of such patents, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, limit the duration of the patent protection of our technology, and increased competition to our business. We may have to challenge the patents or patent applications of third parties. The outcome of patent litigation or other proceeding can be uncertain, and any attempt by us to enforce our patent rights against others or to challenge the patent rights of others may not be successful, or, if successful, may take substantial time and result in substantial cost, and may divert our efforts and attention from other aspects of our business.
Any changes we make to our technology, including changes that may be required for commercialization or that cause them to have what we view as more advantageous properties may not be covered by our existing patent portfolio, and we may be required to file new applications and/or seek other forms of protection for any such alterations to our technology. There can be no assurance that we would be able to secure patent protection that would adequately cover an alternative to our technology.
The patent positions of life sciences companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in such companies’ patents has emerged to date in the United States or elsewhere. Courts frequently render opinions in the biotechnology field that may affect the patentability of certain inventions or discoveries.

Changes in patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our technologies.
Changes in either the patent laws or in interpretations of patent laws in the United States or other countries or regions may diminish the value of our intellectual property. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third party patents. We may not develop additional proprietary platforms, methods and technologies that are patentable.
Assuming that other requirements for patentability are met, prior to March 16, 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. On or after March 16, 2013, under the Leahy-Smith America Invents Act (America Invents Act) enacted in September 16, 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO on or after March 16, 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our technology or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.
The America Invents Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or any future in-licensed patent applications and the enforcement or defense of our owned or any future in-licensed issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
In addition, the patent position of companies in the biotechnology field is particularly uncertain. Various courts, including the United States Supreme Court have rendered decisions that affect the scope of patentability of certain inventions or discoveries relating to biotechnology. These decisions state, among other things, that a patent claim that recites an abstract idea, natural phenomenon or law of nature (for example, the relationship between particular genetic variants and cancer) are not themselves patentable. Precisely what constitutes a law of nature or abstract idea is uncertain, and it is possible that certain aspects of our technology could be considered natural laws. Accordingly, the evolving case law in the United States may adversely affect our and our licensors’ ability to obtain new patents or to enforce existing patents and may facilitate third party challenges to any owned or licensed patents.
Issued patents covering our platform and technologies could be found invalid or unenforceable if challenged.
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability. Some of our patents or patent applications (including licensed patents) may be challenged at a future point in time in opposition, derivation, reexamination, inter partes review, post-grant review or interference. Any successful third party challenge to our patents in this or any other proceeding could result in the unenforceability or invalidity of such patents or amendment to our patents in such a way that they no longer cover our platform and our technology, which may lead to increased competition to our business, which could harm our business. In addition, in patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on certain aspects of our platform technologies. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future products.
We may not be aware of all third party intellectual property rights potentially relating to our platform or technology. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until approximately 18 months after filing or, in some cases, not until such patent applications issue as patents. We or our licensors might not have been the first to make the inventions covered by each of our pending patent applications and we or our licensors might not have been the first to file patent applications for these inventions. There is also no assurance that all of the potentially relevant prior art relating to our patents and patent applications or licensed patents and patent applications has been found, which could be used by a third party to challenge their validity, or prevent a patent from issuing from a pending patent application.
To determine the priority of these inventions, we may have to participate in interference proceedings, derivation proceedings or other post-grant proceedings declared by the USPTO that could result in substantial cost to us. The outcome of such proceedings is uncertain. No assurance can be given that other patent applications will not have priority over our patent applications. In addition, changes to the patent laws of the United States allow for various post-grant opposition proceedings that have not been extensively tested, and their outcome is therefore uncertain. Furthermore, if third parties bring these proceedings against our patents, we could experience significant costs and management distraction.
We may come to rely on in-licenses from third parties. If we were to lose these rights, our business could be materially adversely affected, our ability to develop improvements to our platform or technologies could be negatively and substantially impacted, and if disputes arise, we could be subjected to future litigation as well as the potential loss of or limitations on our ability to incorporate the technology covered by these license agreements.
We may need to obtain licenses from third parties to advance our research, development and commercialization activities. We expect that any future exclusive in-license agreements will impose various development, diligence, commercialization and other obligations on us. We may enter into engagements in the future, with other licensors under which we obtain certain intellectual property rights relating to our platform and technologies. These engagements may take the form of an exclusive license or of actual ownership of intellectual property rights or technologies from third parties. Our rights to use the technologies we license may be subject to the continuation of and compliance with the terms of those agreements. In some cases, we may not control the prosecution, maintenance or filing of the patents to which we hold licenses, or the enforcement of those patents against third parties.
Moreover, disputes may arise with respect to our licensing or other upstream agreements, including:
•the scope of rights granted under the agreements and other interpretation-related issues;
•the extent to which our technology development processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•the sublicensing of patent and other rights under our partnership agreements;
•our diligence obligations under the license agreements and what activities satisfy those diligence obligations;
•the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
•the priority of invention of patented technology.
In spite of our efforts to comply with our obligations under any future in-license agreements, our licensors might conclude that we have materially breached our obligations under our license agreements and might therefore, including in connection with any aforementioned disputes, terminate the relevant license agreement, thereby removing or limiting our ability to develop and commercialize technology covered by these license agreements. If any such in-license is terminated, or if the licensed patents fail to provide the intended exclusivity, competitors or other third parties might have the freedom to market or develop technologies similar to ours. In addition, absent the rights granted to us under such license agreements, we may infringe the intellectual property rights that are the subject of those agreements, we may be subject to litigation by the licensor, and if such litigation by the licensor is successful we may be required to pay damages to our licensor, or we may be required to cease our technology development and commercialization activities which are deemed infringing, and in such event we may ultimately need to modify our activities or technologies to design around such infringement, which may be time- and resource-consuming, and which may not be ultimately successful. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
In addition, our rights to future components of our platform, may be licensed to us on a non-exclusive basis. The owners of these non-exclusively licensed technologies would therefore be free to license them to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, certain of our agreements with third parties may provide that intellectual property arising under these agreements, such as data that could be valuable to our business, will be owned by the counterparty, in which case, we may not have adequate rights to use such data or have exclusivity with respect to the use of such data, which could result in third parties, including our competitors, being able to use such data to compete with us.
If we cannot acquire or license rights to use technologies on reasonable terms or if we fail to comply with our obligations under such agreements, we may not be able to commercialize new technologies or services in the future and our business could be harmed.
In the future, we may identify third party intellectual property and technologies we may need to acquire or license in order to engage in our business, including to develop or commercialize new technologies or services, and the growth of our business may depend in part on our ability to acquire, in-license or use these technologies. However, we may not be able to acquire or in-license rights to these technologies on acceptable terms or at all. The licensing or acquisition of third party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater technology development or commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Even if such licenses are available, we may be required to pay the licensor in return for the use of such licensor’s technology, upfront or technology access fees, payments based on certain development, regulatory or commercial milestones such as sales volumes, or royalties based royalties received or milestones achieved by our partners. In addition, such licenses may be non-exclusive, which could give our competitors access to the same intellectual property licensed to us.
In spite of our best efforts, our licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize technologies covered by these license agreements. If these licenses are terminated, or if the underlying intellectual property fails to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, technologies identical to ours. This could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects. Additionally, termination of these agreements or reduction or elimination of our rights under these agreements, or restrictions on our ability to freely assign or sublicense our rights under such agreements when it is in the interest of our business to do so, may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technologies or impede, or delay or prohibit the further development or commercialization of one or more technologies that rely on such agreements.
While we still face all of the risks described herein with respect to those agreements, we cannot prevent third parties from also accessing those technologies. In addition, our licenses may place restrictions on our future business opportunities.
In addition to the above risks, intellectual property rights that we license in the future may include sublicenses under intellectual property owned by third parties, in some cases through multiple tiers. The actions of our licensors may therefore affect our rights to use our sublicensed intellectual property, even if we are in compliance with all of the obligations under our license agreements. Should our licensors or any of the upstream licensors fail to comply with their obligations under the agreements pursuant to which they obtain the rights that are sublicensed to us, or should such agreements be terminated or amended, our or our partners’ ability to further commercialize our technologies or products generated using our technologies may be materially harmed.
Further, we may not have the right to control the prosecution, maintenance and enforcement of all of our licensed and sublicensed intellectual property, and even when we do have such rights, we may require the cooperation of our licensors and upstream licensors, which may not be forthcoming. Our business could be adversely affected if we or our licensors are unable to prosecute, maintain and enforce our licensed and sublicensed intellectual property effectively.
Our licensors may have relied on third-party consultants or partners or on funds from third parties such that our licensors are not the sole and exclusive owners of the patents and patent applications we in-license. If other third parties have ownership rights to patents or patent applications we in-license, they may be able to license such patents to our competitors, and our competitors could market competing technologies and services. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.
Our business, financial condition, results of operations and prospects could be materially and adversely affected if we are unable to enter into necessary agreements on acceptable terms or at all, if any necessary licenses are subsequently terminated, if the licensors fail to abide by the terms of the licenses or fail to prevent infringement by third parties, or if the acquired or licensed patents or other rights are found to be invalid or unenforceable. Moreover, we could encounter delays in advancing ongoing or initiating new technology development programs while we attempt to develop alternatives. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from developing technologies or advancing partnerships, which could harm our business, financial condition, results of operations and prospects.
We may not be able to protect our intellectual property rights throughout the world.
Filing, prosecuting and defending patents on our platform, technologies, software, systems and processes in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States, and even where such protection is nominally available, judicial and governmental enforcement of such intellectual property rights may be lacking. Whether filed in the United States or abroad, our patent applications may be challenged or may fail to result in issued patents. Further, we may encounter difficulties in protecting and defending such rights in foreign jurisdictions. Consequently, we may not be able to prevent third parties from practicing our inventions in some or all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own platform or technologies and may also sell their products or services to territories where we have patent protection, but enforcement is not as strong as that in the United States. These platforms and technologies may compete with ours. Our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. In addition, certain countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to other parties. Furthermore, many countries limit the enforceability of patents against other parties, including government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of any patents. In many foreign countries, patent applications and/or issued patents, or parts thereof, must be translated into the native language. If our patent applications or issued patents are translated incorrectly, they may not adequately cover our technologies; in some countries, it may not be possible to rectify an incorrect translation, which may result in patent protection that does not adequately cover our technologies in those countries.
Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of many other countries do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology, which could make it difficult for us to stop the misappropriation or other violations of our intellectual property rights including infringement of our patents in such countries. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, or that are initiated against us, and the damages or other remedies awarded, if any, may not be commercially meaningful. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain adequate protection for our technologies and the enforcement of intellectual property. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
Intellectual property rights do not necessarily address all potential threats to our competitive advantage.
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:
•others may be able to make products that are similar to any product candidates generated by our technologies that our partners may develop but that are not covered by the claims of the patents that we own or may license or own in the future;
•we, or our current or future partners, might not have been the first to make the inventions covered by the issued patents and pending patent applications that we own or may license or own in the future;
•we, or our current or future partners, might not have been the first to file patent applications covering certain of our or their inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or any future licensed intellectual property rights;
•it is possible that our pending patent applications or those that we may own in the future will not lead to issued patents;
•issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
•our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•we cannot ensure that any patents issued to us or our licensors will provide a basis for an exclusive market for our commercially viable technologies or will provide us with any competitive advantages;
•we cannot ensure that our commercial activities or technologies will not infringe upon the patents of others;
•we cannot ensure that we or our partners or future licensees will be able to further commercialize our technologies on a substantial scale, if approved, before the relevant patents that we own or may license expire;
•we cannot ensure that any of our patents, or any of our pending patent applications, if issued, or those of our licensors, will include claims having a scope sufficient to protect our technology;
•we may not develop additional proprietary technologies that are patentable;
•the patents or intellectual property rights of others may harm our business; and
•we may choose not to file a patent application in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.
Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we are unable to protect the confidentiality of our information and our trade secrets, the value of our technologies could be materially adversely affected and our business could be harmed.
We rely heavily on trade secrets and confidentiality agreements to protect our unpatented know-how, technologies and other proprietary information, including parts of our technology platform, and to maintain our competitive position. However, trade secrets and know-how can be difficult to protect. In addition to pursuing patents on our technologies, we take steps to protect our intellectual property and proprietary technologies by entering into agreements, including confidentiality agreements, non-disclosure agreements and intellectual property assignment agreements, with our employees, consultants, academic institutions, corporate and/or strategic partners, potential or existing investors and, when needed, our advisers. However, we cannot be certain that such agreements have been entered into with all relevant parties, and we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. For example, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure, which could adversely impact our ability to establish or maintain a competitive advantage in the market. If we are required to assert our rights against such party, it could result in significant cost and distraction.
Monitoring unauthorized disclosure and detection of unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. If we were to enforce a claim that a third party had illegally obtained and was using our trade secrets, it would be expensive and time-consuming, and the outcome would be unpredictable. In addition, some courts both within and outside the United States may be less willing, or unwilling, to protect trade secrets. Further, we may need to share our trade secrets and confidential know-how with current or future business partners, collaborators, contractors and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign actors, and those affiliated with or controlled by state actors.
We also seek to preserve the integrity and confidentiality of our confidential proprietary information by maintaining physical security of our premises and physical and electronic security of our information technology systems, but it is possible that these security measures could be breached. If any of our confidential proprietary information were to be lawfully obtained or independently developed by a competitor or other third party, absent patent protection, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position. If any of our trade secrets were to be disclosed to or independently discovered by a competitor or other third party, it could harm our business, financial condition, results of operations and prospects.
We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.
We have employed and expect to employ individuals who were previously employed at universities or other companies. Although we try to ensure that our employees, consultants, advisors and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that our employees, advisors, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information of their former employers or other third parties, or to claims that we have improperly used or obtained such trade secrets. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights and face increased competition to our business. A loss of key research personnel work product could hamper or prevent our ability to commercialize potential technologies and solutions, which could harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.
In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Any of the foregoing could harm our business, financial condition, results of operations and prospects.
We may not be able to protect and enforce our trademarks and trade names, or build name recognition in our markets of interest thereby harming our competitive position.
The registered or unregistered trademarks or trade names that we own may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition. In addition, third parties may in the future file for registration of trademarks similar or identical to our trademarks, thereby impeding our ability to build brand identity and possibly leading to market confusion. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such rights, we may not be able to use these trademarks to develop brand recognition of our technologies or platform. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Further, we have and may in the future enter into agreements with owners of such third party trade names or trademarks to avoid potential trademark litigation which may limit our ability to use our trade names or trademarks in certain fields of business.
Although we have registered Absci, SoluPure and SoluPro with the USPTO and certain other jurisdictions, we have not yet registered certain of our trademarks in all of our potential markets, and failure to secure those registrations could adversely affect our business. If we apply to register these trademarks in other countries, and/or other trademarks in the United States and other countries, our applications may not be allowed for registration in a timely fashion or at all; and further, our registered trademarks may not be maintained or enforced. In addition, opposition or cancellation proceedings may in the future be filed against our trademark applications and registrations, and our trademarks may not survive such proceedings. In addition, third parties may file first for our trademarks in certain countries. If they succeed in registering such trademarks, and if we are not successful in challenging such third party rights, we may not be able to use these trademarks to market our technologies in those countries. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, which could harm our business, financial condition, results of operations and prospects. And, over the long-term, if we are unable to establish name recognition based on our trademarks, then our business development abilities may be materially adversely impacted.
We may be subject to claims challenging the inventorship of our patents and other intellectual property.
We or any future licensors may be subject to claims that former employees, partners or other third parties have an interest in our owned or any future in-licensed patents, trade secrets or other intellectual property as an inventor or co-inventor. Litigation may be necessary to defend against these and other claims challenging inventorship of our or such licensors’ ownership of our owned or any future in-licensed patents, trade secrets or other intellectual property. If we or our future licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our systems. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees, and certain partners or partners may defer engaging with us until the particular dispute is resolved. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
If we become involved in patent litigation or other proceedings related to a determination of rights, we could incur substantial costs and expenses, substantial liability for damages or be required to stop our development and commercialization efforts of our technologies.
There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the life sciences, clinical diagnostics and drug discovery industries, including patent infringement lawsuits, declaratory judgment litigation and adversarial proceedings before the USPTO, including interferences, derivation proceedings, ex parte reexaminations, post-grant review and inter partes review, as well as corresponding proceedings in foreign courts and foreign patent offices.
We may, in the future, become involved with litigation or actions at the USPTO or foreign patent offices with various third parties. We expect that the number of such claims may increase as our business, visibility and partnership base expand and the number of our technology development programs and resultant licensed technologies increases, and as the level of competition in our industry increases. Any infringement claim, regardless of its validity, could harm our business by, among other things, resulting in time-consuming and costly litigation, diverting management’s time and attention from the development of our business, requiring the payment of monetary damages (including treble damages, attorneys’ fees, costs and expenses) or royalty payments.
It may be necessary for us to pursue litigation or adversarial proceedings before the patent office in order to enforce our patent and proprietary rights or to determine the scope, coverage and validity of the proprietary rights of others. The outcome of any such litigation might not be favorable to us, and even if we were to prevail, such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results or financial condition.
As we move into new markets and expand our technology offerings, incumbent participants in such markets may assert their patents and other proprietary rights against us as a means of slowing our entry into such markets or as a means to extract substantial license and royalty payments from us. In addition, future litigation may involve patent holding companies or other adverse patent owners who have no relevant product or service revenue and against whom our own patents may provide little or no deterrence or protection.
Third parties may assert that we are employing their proprietary technology without authorization. Given that biologic drug discovery and cell line development platform technology fields are highly competitive areas, there may be third-party intellectual property rights that others believe could relate to our technologies.
Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our current or future products, technologies and services may infringe. We cannot be certain that we have identified or addressed all potentially significant third-party patents in advance of an infringement claim being made against us. In addition, similar to what other companies in our industry have experienced, we expect our competitors and others may have patents or may in the future obtain patents and claim that making, having made, using, selling, offering to sell or importing our technologies infringes these patents. Defense of infringement and other claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management and employee resources from our business. Parties making claims against us may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Parties making claims against us may be able to obtain injunctive or other relief, which could block our ability to develop, commercialize and sell products or services and could result in the award of substantial damages against us, including treble damages, attorney’s fees, costs and expenses if we are found to have willfully infringed. In the event of a successful claim of infringement against us, we may be required to pay damages and ongoing royalties and obtain one or more licenses from third parties, or be prohibited from selling certain products or services. We may not be able to obtain these licenses on acceptable or commercially reasonable terms, if at all, or these licenses may be non-exclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we could encounter delays in product or service introductions while we attempt to develop alternative products or services to avoid infringing third-party patents or proprietary rights. Defense of any lawsuit or failure to obtain any of these licenses could prevent us from commercializing products or services, and the prohibition of sale of any of our technologies could materially affect our business and our ability to gain market acceptance for our technologies.
Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

In addition, our agreements with some of our partners, suppliers or other entities with whom we do business require us to defend or indemnify these parties to the extent they become involved in infringement claims, including the types of claims described above. We could also voluntarily agree to defend or indemnify third parties in instances where we are not obligated to do so if we determine it would be important to our business relationships. If we are required or agree to defend or indemnify third parties in connection with any infringement claims, we could incur significant costs and expenses that could adversely affect our business, operating results or financial condition.
Obtaining and maintaining our patent protection depends on compliance with various required procedures, document submissions, fee payments and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on issued United States and most foreign patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States at several stages over the lifetime of the patents and/or applications in order to maintain such patents and patent applications. We have systems in place to remind us to pay these fees, and we engage an outside service to pay such fees due to patent agencies. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, if we or any future licensors fail to maintain the patents and patent applications covering technologies our competitors may be able to enter the market with similar or identical products or technology without infringing our patents and this circumstance would have a material adverse effect on our business.
Patent terms may be inadequate to protect our competitive position on our technology for an adequate amount of time.
Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our platform or technologies are obtained, once the patent life has expired, we may be open to competition from others. If our platform or technologies require extended development and/or regulatory review, patents protecting our platform or technologies might expire before or shortly after we are able to successfully commercialize them. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing processes or technologies similar or identical to ours.
Some of our jointly owned intellectual property has been discovered through government funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies, and compliance with such regulations may limit our exclusive rights and our ability to contract with non-U.S. manufacturers.
The United States federal government retains certain rights in inventions produced with its financial assistance under the Bayh-Dole Act. The federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights”. March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants” if it determines that (1) adequate steps have not been taken to commercialize the invention and achieve practical application of the government-funded technology, (2) government action is necessary to meet public health or safety needs, (3) government action is necessary to meet requirements for public use under federal regulations or (4) we fail to meet requirements of federal regulations. If the patent owner refuses to do so, the government may grant the license itself. Some of our jointly owned or licensed patents are subject to the provisions of the Bayh-Dole Act. If our licensors fail to comply with the regulations of the Bayh-Dole Act, they could lose title to any patents subject to such regulations, which could affect our license rights under the patents and our ability to stop others from using or commercializing similar or identical technology and products, or limit patent protection for our technology and products.
Risks Related to Our Common Stock
Our share price may be volatile, and you could lose all or part of your investment.
The market price of our common stock is volatile and subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:
•actual or anticipated fluctuations in our financial condition and operating results, including fluctuations in our quarterly and annual results;
•the termination of partnership agreements by our partners or announcements that our partners will cease developing a product originating from our platform;
•the introduction of new technologies or enhancements to existing technology by us or others in our industry;
•our inability to establish additional partnerships or expand the scope of existing partnerships;
•departures of key personnel;
•announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•changes in the regulatory landscape that subject us to additional regulatory and legal requirements;
•publication of research reports about us, our industry or our competitors, or biologic drug discovery or cell line development in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•release of unfavorable publicity about us, our partners, our competitors, or the biopharmaceutical industry, including through press coverage or social media;
•changes in the market valuations of similar companies;
•overall performance of the equity markets;
•sales of our common stock by us or our stockholders in the future;
•trading volume of our common stock;
•disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•significant lawsuits, including patent or stockholder litigation;
•the impact of the ongoing COVID-19 pandemic, including the Delta variant, on our business;
•general political and economic conditions; and
•other events or factors, many of which are beyond our control.
In addition, the stock market in general, and the Nasdaq Global Select Market and technology and life sciences companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, financial condition and results of operations.
We identified a material weakness in our internal control over our financial reporting process. If we are unable to remediate this material weakness, we may not be able to accurately or timely report our financial condition or results of operations.
Prior to our IPO, we were a private company with limited accounting personnel to adequately execute our accounting processes and other supervisory resources with which to address our internal control over financial reporting. While we and our independent registered public accounting firm did not and were not required to perform an audit of our internal control over financial reporting, in connection with the audits of our 2019 and 2020 consolidated financial statements, we and our independent registered public accounting firm identified control deficiencies in the design and operation of our internal control over financial reporting that constituted a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We identified a material weakness in our internal control over our financial statement close process specifically related to an insufficient complement of accounting and finance personnel with the necessary US GAAP technical expertise to timely identify and account for complex or non-routine transactions.
These control deficiencies could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our financial results that would not be prevented or detected, and accordingly, we determined that these control deficiencies constitute a material weakness.
We are working to remediate the material weakness and are taking steps to strengthen our internal control over financial reporting through the hiring of additional finance and accounting personnel with the requisite technical knowledge and skills. With the additional personnel, we intend to take appropriate and reasonable steps to remediate this material weakness through the implementation of appropriate segregation of duties, formalization of accounting policies and controls and retention of appropriate expertise for complex accounting transactions. We will not be able to fully remediate these control deficiencies until these steps have been completed and have been operating effectively for a sufficient period of time. The hiring of additional finance and accounting personnel and the implementation of improvements to our accounting and proprietary systems and controls may be costly and time consuming and the cost to remediate may impair our results of operations in the future.
We cannot assure you that the measures we have taken to date will be sufficient to remediate the material weakness we identified or avoid the identification of additional material weaknesses in the future. If the steps we take do not remediate the material weakness in a timely manner, there could continue to be a reasonable possibility that this material weakness or other control deficiencies could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. If we fail to remediate our material weakness, identify future material weaknesses in our internal control over financial reporting or fail to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act of 2002, as amended (Sarbanes-Oxley Act), we may be unable to accurately report our financial results or report them within the timeframes required by law or stock exchange regulations. Failure to comply with Section 404 of the Sarbanes-Oxley Act could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. If additional material weaknesses exist or are discovered in the future, and we are unable to remediate any such material weakness, our reputation, results of operations and financial condition could suffer.
If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.
Ensuring that we have effective internal financial and accounting controls and procedures in place so that we can produce financial statements that are, in all material respects, in conformity with accounting principles generally accepted in the United States, on a timely basis is a costly and time-consuming effort that needs to be re-evaluated annually. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. In connection with our IPO, we began the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act, which require annual management assessment of the effectiveness of our internal control over financial reporting. We continue to recruit additional finance and accounting personnel with certain skill sets that we need as a public company.
Implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes, and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In our efforts to maintain proper and effective internal control over financial reporting, we may discover new significant deficiencies or material weaknesses in our internal control over financial reporting, which we may not successfully remediate on a timely basis or at all. Any failure to remediate our existing any new significant deficiencies or material weaknesses identified by us or to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. If we identify one or more material weaknesses in the future, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which may harm the market price of our common stock.
We are in the process of identifying key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions, and any such metrics may not accurately reflect all aspects of our business needed to make such evaluations and decisions, in particular as our business continues to grow.
In addition to our financial results, we expect to review a number of operating and financial metrics, including number of programs under contract, the trend of potential downstream revenue terms (milestones and royalties) of the portfolio, the performance of the portfolio in probability of success in achieving clinical milestones as compared to historical averages and the performance of the portfolio in the time taken to achieve clinical milestones, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. To date, we have only entered into a limited number of programs with respect to which we have or are positioned to negotiate royalty- and milestone-bearing licenses. Accordingly, we do not presently have sufficient information to make accurate predictions regarding our potential revenue and future financial performance.
Any metrics that we may identify may not accurately reflect all aspects of our business and we anticipate that these metrics may change or may be substituted for additional or different metrics as our business grows and as we introduce new solutions. If we fail to review other relevant information or change or substitute the key business metrics we review as our business grows, our ability to accurately formulate financial projections and make strategic decisions may be compromised and our business, financial results and future growth prospects may be adversely impacted.
Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.
We expect that significant additional capital will be needed in the future to continue our planned operations, including expanded technology development activities, and costs associated with operating as a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences, and privileges senior to the holders of our common stock, including common stock sold in our IPO.
Pursuant to our 2021 Stock Option and Incentive Plan (2021 Plan) we are authorized to grant stock options, restricted stock units, stock appreciation rights and other stock-based awards to our employees, directors and consultants. Pursuant to our 2021 Employee Stock Purchase Plan (2021 ESPP), we may sell shares of our common stock to eligible employees at a discount to the market price of our common stock.
Initially, the aggregate number of shares of our common stock that may be issued pursuant to share awards under the 2021 Plan and 2021 ESPP is 9,037,500 shares. The number of shares of common stock reserved for issuance under the 2021 Plan and 2021 ESPP shall be increased on January 1, 2022 and each January 1 thereafter by 5% and 1%, respectively, of the total number of shares of common stock outstanding on

December 31 of the preceding calendar year or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future issuance each year, our stockholders will experience additional dilution, which could cause our share price to fall.
We do not intend to pay dividends on our common stock, so any returns will be limited to the value of our common stock.
We currently anticipate that we will retain future earnings for the development, operation, expansion and continued investment into our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, we may enter into agreements that prohibit us from paying cash dividends without prior written consent from our contracting parties, or which other terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any return to stockholders will therefore be limited to the appreciation of their common stock, which may never occur.
Our principal stockholders and management own a significant percentage of our shares and will be able to exert significant influence over matters subject to stockholder approval.
As of August 15, 2021, our executive officers, directors, and 5% stockholders beneficially owned approximately 54.22% of our common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
Future sales of our common stock in the public market could cause our share price to fall.
Sales of a substantial number of shares of our common stock in the public market, including any time following the expiration of lock-up agreements executed in connection with our IPO and other legal restrictions on resale, the early release of these agreements or the perception in the market that the holders of a large number of shares of our common stock intend to sell shares, could reduce the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. Certain holders of our common stock are entitled to rights with respect to registration of such shares under the Securities Act pursuant to a registration rights agreement between such holders and us. If such holders, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock.
An active trading market for our common stock may not be maintained.
Our common stock only recently began trading on the Nasdaq Global Select Market, and we can provide no assurance that we will be able to maintain an active trading market on the Nasdaq Global Select Market or any other exchange in the future. If an active trading market for our common stock is not maintained, or if we fail to satisfy the continued listing standards of the Nasdaq Global Select Market for any reason and our common stock is delisted, it may be difficult for our stockholders to sell shares without depressing the market price for the shares or at all. An inactive market may also impair our ability to raise additional capital by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.
Provisions in our corporate charter documents and under Delaware law could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management.
Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. Among others, these provisions include that:
•our board of directors has the right to expand the size of our board of directors and to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•our board of directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered three-year terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
•our stockholders may not act by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•a special meeting of stockholders may be called only by the chair of the board of directors, the chief executive officer, or a majority of the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•our amended and restated certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•our board of directors may alter our bylaws without obtaining stockholder approval;
•the required approval of the holders of at least 75% of the voting power of all of the then outstanding shares of voting stock to adopt, amend or repeal our bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;
•stockholders must provide advance notice and additional disclosures in order to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of our company; and
•our board of directors is authorized to issue shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror.
Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for certain disputes between us and our stockholders and that the federal district courts of the United States will be the exclusive forum for certain actions under federal securities laws, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated certificate of incorporation specifies that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for most legal actions involving actions brought against us by stockholders; provided that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our amended and restated bylaws also provide that the federal district courts of the United States of America are the exclusive forum for the resolution of any complaint asserting a cause of action against us or any of our directors, officers, employees or agents and arising under the Securities Act. The choice of forum provisions do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims or make such lawsuits more costly for stockholders, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find these types of provisions to be inapplicable or unenforceable, and if a court were to find the exclusive forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could materially adversely affect our business.
Our ability to use our net operating losses and certain other tax attributes may be limited.
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended if a corporation undergoes an “ownership change,” generally defined as a cumulative change of more than 50 percentage points (by value) in its equity ownership by certain stockholders over a rolling three-year period, the corporation’s ability to use its pre-change net operating loss (NOL) carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited. We have experienced at least one ownership change in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership (some of which shifts are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset such taxable income may be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we attain profitability, we may be unable to use a material portion of our NOL carryforwards and other tax attributes, which could adversely affect our future cash flows.
General Risk Factors
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.
The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If an insufficient number of securities or industry analysts commence and continue coverage of our company, the trading price for our common stock would likely be negatively impacted. After securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrades our common stock or publishes inaccurate or unfavorable research about our business, our share price may decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our share price and trading volume to decline.
Unfavorable U.S. or global economic conditions could adversely affect our business, financial condition or results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and financial markets. The most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our technologies and our ability to raise additional capital when needed on favorable terms, if at all. A weak or declining economy could strain our partners, possibly resulting in supply disruption, or cause delays in their payments to us. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies.
We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Any incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or grant licenses on terms unfavorable to us.
Our employees, consultants and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, and insider trading.
We are exposed to the risk of fraud or other misconduct by our employees, consultants, advisors, and partners. Misconduct by these parties could include intentional failures to comply with the applicable laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. These laws and regulations may restrict or prohibit a wide range of pricing, discounting and other business arrangements. Such misconduct could result in legal or regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and any other precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses, or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant civil, criminal and administrative penalties, which could have a significant impact on our business. Whether or not we are successful in defending against such actions or investigations, we could incur substantial costs, including legal fees and divert the attention of management in defending ourselves against any of these claims or investigations.
Our insurance policies are expensive and protect us only from some business risks, which leaves us exposed to significant uninsured liabilities.
We do not carry insurance for all categories of risk that our business may encounter and our policies have limits and significant deductibles. Some of the policies we currently maintain include general liability, property, umbrella and directors’ and officers’ insurance.
Any additional insurance coverage we acquire in the future, may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. A successful liability claim or series of claims in which judgments exceed our insurance coverage could adversely affect our business, financial condition, results of operations and prospects, including preventing or limiting the use of our platform to generate products.
Operating as a public company makes it more difficult and more expensive for us to maintain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers. We do not know if we will be able to maintain existing insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our business, financial condition, results of operations and prospects.
Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.
In the ordinary course of our business, we generate and store sensitive data, including research data, intellectual property and proprietary business information owned or controlled by ourselves or our employees, partners and other parties. We manage and maintain our applications and data utilizing a combination of on-site systems and cloud-based data centers. We utilize external security and infrastructure vendors to manage parts of our data centers. These applications and data encompass a wide variety of business-critical information, including research and development information, commercial information and business and financial information. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate use or disclosure, accidental exposure, unauthorized access, inappropriate modification and the risk of our being unable to adequately monitor and audit and modify our controls over our critical information. This risk extends to the third party vendors and subcontractors we use to manage this sensitive data or otherwise process it on our behalf. Further, to the extent our employees may work remotely, additional risks may arise as a result of depending on the networking and security put into place by the employees. The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take reasonable measures to protect sensitive data from unauthorized access, use or disclosure, no security measures can be perfect and our information technology and infrastructure may be vulnerable to attacks by hackers or infections by viruses or other malware or breached due to employee erroneous actions or inactions by our employees or contractors, malfeasance or other malicious or inadvertent disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, breach, or other loss of information could result in legal claims or proceedings. Unauthorized access, loss or dissemination could also disrupt our operations and damage our reputation, any of which could adversely affect our business.
Additionally, although we maintain cybersecurity insurance coverage, we cannot be certain that such coverage will be adequate for data security liabilities actually incurred, will cover any indemnification claims against us relating to any incident, will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations.
We are an emerging growth company, and the reduced reporting requirements applicable to emerging growth companies could make our common stock less attractive to investors.
We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved, and an exemption from compliance with the requirement of the PCAOB regarding the communication of critical audit matters in the auditor’s report on the financial statements. We could be an emerging growth company for up to five years following the year in which we completed our IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the closing of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that are held by non-affiliates to exceed $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

We cannot predict if investors will find our common stock less attractive because we may rely on the reporting exemptions and the extended transition period for complying with new or revised accounting standards. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.
We have incurred and will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.
As a public company, we have incurred and will continue to incur significant legal, accounting, insurance and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC, and the Nasdaq Global Select Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say-on-pay” and proxy access. The JOBS Act permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our IPO. We intend to take advantage of the reduced reporting requirements available to emerging growth companies under the JOBS Act, but we cannot guarantee that we will not be required to implement the more stringent requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
These rules and regulations applicable to public companies have increased and will continue to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business, limit our investments in business expansion, or increase the technology development fees and other payment terms we negotiate with partners. For example, these rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers.
Pursuant to Section 404, in our second annual report due to be filed with the SEC after becoming a public company, we will be required to furnish a report by our management on our internal control over financial reporting. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing whether such controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm the market price of our stock.
We or our partners may be adversely affected by natural or man-made disasters or other business interruptions, such as cybersecurity attacks, and our business continuity and disaster recovery plans, or those of our partners, may not adequately protect us from the effects of a serious disaster.
Natural and man-made disasters and other events beyond our control could severely disrupt our operations, or those of our partners, and have a material adverse impact on our business, results of operations, financial condition and prospects. If a natural disaster, power outage, cybersecurity attack or other event occurred that prevented us from using all or a significant portion of our headquarters, damaged critical infrastructure, such as our laboratory facilities or those of our partners, limited our or our partners’ ability to access or use our respective digital information systems or that otherwise disrupted our respective operations, it may be difficult or, in certain cases, impossible for us or our partners to continue our respective businesses for a substantial period of time. The disaster recovery and business continuity plans we and our partners currently have in place are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. Our cybersecurity liability insurance may not cover any or all damages, depending on the severity and extent, we or our partners could sustain based on any breach of our respective computer security protocols or other cybersecurity attack. We may incur substantial expenses as a result of the limited nature of our respective disaster recovery and business continuity plans, which could have a material adverse impact on our business.
Our results of operations and financial condition could be materially adversely affected by changes in accounting principles.
The accounting for our business is subject to change based on the evolution of our business model, interpretations of relevant accounting principles, enforcement of existing or new regulations and changes in policies, rules, regulations and interpretations, of accounting and financial reporting requirements of the SEC or other regulatory agencies. Adoption of a change in accounting principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions completed before the adoption of such change. It is difficult to predict the impact of future changes to accounting principles and accounting policies over financial reporting, any of which could adversely affect our results of operations and financial condition and could require significant investment in systems and personnel.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect or financial reporting standards or interpretations change, our results of operations could be adversely affected.
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include the estimated variable consideration included in the transaction price in our contracts with partners, stock-based compensation, purchase price allocations for recent acquisitions, and valuation of our common stock. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.
Additionally, we regularly monitor our compliance with applicable financial reporting standards and review new pronouncements and drafts thereof that are relevant to us. As a result of new standards, changes to existing standards and changes in their interpretation, we might be required to change our accounting policies, alter our operational policies, and implement new or enhance existing systems so that they reflect new or amended financial reporting standards, or we may be required to restate our published financial statements. Such changes to existing standards or changes in their interpretation may have an adverse effect on our reputation, business, financial position, and profit.
Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
We are subject to certain reporting requirements of the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Recent Sales of Unregistered Equity Securities
On June 4, 2021, we issued 2,212,208 shares of common stock to the former security holders of Totient, Inc. in connection with our acquisition of Totient. The offers and sales of the foregoing securities were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.
On July 26, 2021, upon the closing of our IPO, all shares of our then-outstanding redeemable convertible preferred stock were automatically converted into 46,266,256 shares of our common stock, and our outstanding convertible notes were automatically converted into 9,732,593 shares of our common stock. The issuances of these shares of common stock were exempt from registration pursuant to Section 3(a)(9) of the Securities Act.
During the three months ended June 30, 2021, we granted stock options to purchase 2,556,207 shares of common stock to our employees, directors and consultants at a weighted average exercise price of $4.48 per share under our 2020 Stock Option and Grant Plan and issued 62,613 shares of common stock pursuant to the exercise of stock options at a weighted average exercise price of $1.10 per share. The issuances of the securities described above were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act or Rule 701 promulgated under the Securities Act as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.
(b)Use of Proceeds
We completed our IPO pursuant to the registration statement on Form S-1, as amended (File No. 333-257553) that was declared effective on July 21, 2021. On July 26, 2021, we sold 14,375,000 shares of our common stock, including the full exercise of the underwriters’ 30-day option to purchase additional shares, at a public offering price of $16.00 per share for aggregate gross proceeds of $230.0 million. J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, BofA Securities, Inc., Cowen and Company, LLC, and Stifel, Nicolaus & Company, Incorporated acted as joint book-running managers for the offering.
The net proceeds of our IPO were approximately $210.3 million, after deducting underwriting discounts and commissions of approximately $16.1 million and offering related expenses of approximately $3.6 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.
Cash used since the IPO is described elsewhere in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our periodic reports filed with the SEC. There has been no material change in our planned use of the net proceeds from the IPO as described in the final prospectus for our IPO.
(c) Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
(a)Exhibits.
The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit Index

Exhibit No.	Description

2.1
Agreement and Plan of Merger by and among Absci Corporation, Target Discovery Merger Sub I, Inc., Target Discovery Merger Sub II, LLC and Totient, Inc., dated June 4, 2021 (filed as Exhibit 2.1 to the Form S-1, File No. 333-257553, filed by Absci Corporation on July 8, 2021 and incorporated herein by reference).

3.1
Amended and Restated Certificate of Incorporation of Absci Corporation (filed as Exhibit 3.1 to the Form 8-K, File No. 001-40646, filed by Absci Corporation on July 26, 2021 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Absci Corporation (filed as Exhibit 3.2 to the Form 8-K, File No. 001-40646, filed by Absci Corporation on July 26, 2021 and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Form S-1, File No. 333-257553, filed by Absci Corporation on July 19, 2021).
4.2
Investors’ Rights Agreement by and among Absci Corporation and certain of its stockholders dated October 19, 2020 (filed as Exhibit 4.2 to the Form S-1, File No. 333-257553, filed by Absci Corporation on June 30, 2021 and incorporated herein by reference).

10.1#
2021 Stock Option and Incentive Plan and forms of award agreements thereunder (filed as Exhibit 10.2 to the Form S-1, File No. 333-257553, filed by Absci Corporation on July 15, 2021 and incorporated herein by reference).

10.2#	2021 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the Form S-1, File No. 333-257553, filed by Absci Corporation on July 15, 2021 and incorporated herein by reference).
10.3#	Senior Executive Cash Incentive Bonus Plan (filed as Exhibit 10.4 to the Form S-1, File No. 333-257553, filed by Absci Corporation on July 15, 2021 and incorporated herein by reference).
10.4#	Non-Employee Director Compensation Policy (filed as Exhibit 10.5 to the Form S-1, File No. 333-257553, filed by Absci Corporation on July 15, 2021 and incorporated herein by reference).
10.5
Form of Indemnification Agreement by and between the Registrant and each of its directors and officers (filed as Exhibit 10.8 to the Form S-1, File No. 333-257553, filed by Absci Corporation on July 19, 2021 and incorporated herein by reference).

10.6#
Employment Agreement, by and between the Registrant and Sean McClain, dated as of July 26, 2021 (filed as Exhibit 10.13 to the Form S-1, File No. 333-257553, filed by Absci Corporation on July 15, 2021 and incorporated herein by reference).

10.7#*	Employment Agreement, by and between the Registrant and Gregory Schiffman, dated as of July 26, 2021.
10.8#
Employment Agreement, by and between the Registrant and Andreas Pihl, dated as of July 26, 2021 (filed as Exhibit 10.15 to the Form S-1, File No. 333-257553, filed by Absci Corporation on July 15, 2021 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

#    Represents management compensation plan, contract or arrangement.
*    Filed herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABSCI CORPORATION

Date: September 7, 2021	By:	/s/ Gregory Schiffman
Gregory Schiffman
Chief Financial Officer (Principal Financial Officer)

Date: September 7, 2021	By:	/s/ Todd Bedrick
Todd Bedrick
Vice President, Corporate Controller (Principal Accounting Officer)