Form 10-Q
period 2021-09-30
Absci Corp
filed 2021-11-09
CIK 1672688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes   ☐     No  ☒
The registrant had outstanding 92,591,472 shares of $0.0001 par value common stock as of October 29, 2021

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
•our potential to receive revenue from the achievement of milestones and from royalties on net sales under agreements with our partners with respect to products originating from our Integrated Drug Creation Platform;
•our ability to enter into license agreements for our existing Active Programs with those partners who do not have current milestone payment and royalty obligations to us;
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
•our ability to provide our partners with a full biologic drug discovery and cell line development solution from target to Investigational New Drug application (IND)-ready, including non-standard amino acid incorporation capabilities;
•our ability to obtain, maintain and enforce intellectual property protection for our platform, products and technologies, the duration of such protection and our ability to operate our business without infringing on the intellectual property rights of others;
•our ability to attract, hire and retain key personnel and to manage our growth effectively;
•our expectations regarding use of our cash and cash equivalents, including the proceeds from our initial public offering;
•our financial performance and that of companies in our industry and the financial markets generally;
•the volatility of the trading price of our common stock;
•our competitive position and the development of and projections relating to our competitors or our industry;

•the potential impact of the ongoing COVID-19 pandemic, including supply chain issues arising from the pandemic and the emergence of new variants of the virus, such as the Delta variant, on our business or operations;
•the impact of laws and regulations;
•our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (JOBS Act); and
•our expectations about market trends.
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

Part I Financial Information
Item 1. Financial Statements
ABSCI CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30,	December 31,
(In thousands, except for share and per share data)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$279,262	$69,867
Restricted cash	10,512	—
Receivables under development arrangements	714	1,594
Prepaid expenses and other current assets	10,177	1,773
Total current assets	300,665	73,234
Operating lease right-of-use assets	7,378	4,476
Property and equipment, net	44,090	8,909
Intangibles, net	55,835	—
Goodwill	23,013	—
Restricted cash, long-term	16,843	1,841
Other long-term assets	1,295	109
TOTAL ASSETS	$449,119	$88,569
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND OTHER STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$6,372	$2,116
Accrued expenses	15,275	1,569
Loans payable	—	632
Long-term debt, current	2,400	903
Operating lease obligations, current	1,461	770
Financing lease obligations, current	2,772	1,475
Deferred revenue, current	1,968	2,630
Total current liabilities	30,248	10,095
Convertible promissory notes	—	—
Long-term debt - net of current portion	1,712	4,141
Operating lease obligations - net of current portion	9,362	3,813
Finance lease obligations - net of current portion	4,008	2,766
Deferred tax, net	3,525	—
Deferred revenue	122	—
Other long-term liabilities	12,129	749
TOTAL LIABILITIES	61,106	21,564
Commitments (See Note 7)
Redeemable convertible preferred stock, $0.0001 par value; 0 and 13,845,050 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 0 and 13,752,043 issued and outstanding as of September 30, 2021 and December 31, 2020 respectively; liquidation preference of $203,095 as of December 31, 2020;	—	156,433
OTHER STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 and 0 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 and 72,668,200 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 92,557,233 and 17,887,631 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	9	2
Additional paid-in capital	553,878	635
Accumulated deficit	(165,859)	(90,065)
Accumulated other comprehensive loss	(15)	—
TOTAL OTHER STOCKHOLDERS' DEFICIT	388,013	(89,428)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND OTHER STOCKHOLDERS' DEFICIT	$449,119	$88,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except for share and per share data)	2021	2020	2021	2020
Revenues
Technology development revenue	$1,390	$922	$2,922	$1,964
Collaboration revenue	149	(6)	408	88
Total revenues	1,539	916	3,330	2,052
Operating expenses
Research and development	10,730	2,692	28,820	6,851
Selling, general and administrative	9,733	1,257	19,597	3,089
Depreciation and amortization	2,218	331	3,895	780
Total operating expenses	22,681	4,280	52,312	10,720
Operating loss	(21,142)	(3,364)	(48,982)	(8,668)
Other income (expense)
Interest expense	(768)	(172)	(3,232)	(459)
Other income (expense), net	(3,427)	(212)	(31,377)	(287)
Total other expense, net	(4,195)	(384)	(34,609)	(746)
Loss before income taxes	(25,337)	(3,748)	(83,591)	(9,414)
Income tax benefit	1,703	—	7,797	—
Net loss	(23,634)	(3,748)	(75,794)	(9,414)
Adjustment of redeemable preferred units and stock	—	(9,215)	—	(34,336)
Cumulative undeclared preferred stock dividends	(242)	—	(2,284)	—
Net loss applicable to common stockholders and unitholders	$(23,876)	$(12,963)	$(78,078)	$(43,750)

Net loss per share attributable to common stockholders and unitholders: Basic and diluted	$(0.33)	$(0.85)	$(2.16)	$(2.88)

Weighted-average common shares and units outstanding: Basic and diluted	73,291,288	15,215,747	36,177,105	15,215,747

Comprehensive loss:
Net loss	$(23,634)	$(3,748)	$(75,794)	$(9,414)
Foreign currency translation adjustments	(4)	—	(15)	—
Comprehensive loss	$(23,638)	$(3,748)	$(75,809)	$(9,414)

The accompanying notes are an integral part of these condensed consolidated financial statements

ABSCI CORPORATION
STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND UNITS AND OTHER STOCKHOLDERS’ AND MEMBERS’
DEFICIT (UNAUDITED)

(In thousands, except for share and per share data)	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Condensed Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances - December 31, 2020	13,752,043	$156,433	17,887,631	$2	$635	$(90,065)	$—	$(89,428)
Issuance of Series E preferred stock, net of issuance costs	254,886	4,944	—	—	—	—	—	—
Issuance of restricted stock	—	—	703,425	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,519	—	—	1,519
Issuance of shares in acquisition of Denovium	—	—	1,010,296	—	368	—	—	368
Net loss	—	—	—	—	—	(10,962)	—	(10,962)
Balances - March 31, 2021	14,006,929	$161,377	19,601,352	$2	$2,522	$(101,027)	$—	$(98,503)
Issuance of shares upon option exercise	—	—	62,613	—	69	—	—	69
Stock-based compensation	—	—	—	—	1,490	—	—	1,490
Issuance of shares in acquisition of Totient	—	—	2,212,208	—	13,891	—	—	13,891
Foreign currency translation adjustments	—	—	—	—	—	—	(11)	(11)
Net loss	—	—	—	—	—	(41,198)	—	(41,198)
Balances - June 30, 2021	14,006,929	$161,377	21,876,173	$2	$17,972	$(142,225)	$(11)	$(124,262)
Stock-based compensation	—	—	—	—	3,735	—	—	3,735
Issuance of common shares upon initial public offering, net of issuance costs of $3,736	—	—	14,375,000	1	210,163	—	—	210,164
Conversion of convertible note	—	—	9,732,593	1	155,721	—	—	155,722
Conversion of redeemable convertible preferred stock	(14,006,929)	(161,377)	46,266,256	5	161,372	—	—	161,377
Conversion of warrant liability	—	—	—	—	4,822	—	—	4,822
Issuance of shares upon warrant exercise	—	—	307,211	—	93	—	—	93
Foreign currency translation adjustments	—	—	—	—	—	—	(4)	(4)
Net loss	—	—	—	—	—	(23,634)	—	(23,634)
Balances - September 30, 2021	—	$—	92,557,233	$9	$553,878	$(165,859)	$(15)	$388,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND UNITS AND OTHER STOCKHOLDERS’ AND MEMBERS’
DEFICIT (CONTINUED) (UNAUDITED)

(In thousands, except for unit and per unit data)	Redeemable Convertible Preferred Units		Common Units		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Condensed Total Members' Deficit
	Units	Amount	Units	Amount
Balances - December 31, 2019	9,964,572	$52,763	15,215,724	$2	$215	$(41,376)	$—	$(41,159)
Issuance of Class D preferred units, net of issuance costs	102,146	994	—	—	—	—	—	—
Increase in preferred unit redemption value	—	11,154	—	—	—	(11,154)	—	(11,154)
Stock-based compensation	—	—	—	—	8	—	—	8
Net loss	—	—	—	—	—	(2,658)	—	(2,658)
Balances - March 31, 2020	10,066,718	$64,911	15,215,724	$2	$223	$(55,188)	$—	$(54,963)
Issuance of Class D preferred units, net of issuance costs	371,806	3,631	—	—	—	—	—	—
Increase in preferred unit redemption value	—	13,967	—	—	—	(13,967)	—	(13,967)
Stock-based compensation	—	—	—	—	58	—	—	58
Net loss	—	—	—	—	—	(3,008)	—	(3,008)
Balances - June 30, 2020	10,438,524	$82,509	15,215,724	$2	$281	$(72,163)	$—	$(71,880)
Increase in preferred unit redemption value	—	9,215	—	—	—	(9,215)	—	(9,215)
Stock-based compensation	—	—	—	—	86	—	—	86
Net loss	—	—	—	—	—	(3,748)	—	(3,748)
Balances - September 30, 2020	10,438,524	$91,724	15,215,724	$2	$367	$(85,126)	$—	$(84,757)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
(In thousands)	2021	2020
Cash Flows From Operating Activities
Net loss	(75,794)	(9,414)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,895	780
Deferred income taxes	(7,797)	—
Share-based compensation	7,376	152
Change in fair value of convertible promissory notes	30,722	—
Gain on extinguishment of loan payable	(636)	—
Loss on disposal of assets	17	44
Foreign exchange transaction losses (gains)	(13)	—
Preferred stock warrant liability expense	4,124	335
Changes in operating assets and liabilities:
Receivables under development arrangements	940	(1,183)
Prepaid expenses and other current assets	(8,472)	31
Operating lease right-of-use assets and liabilities	2,570	17
Other long-term assets	110	(64)
Accounts payable	1,545	640
Accrued expenses and other liabilities	(1,567)	44
Deferred revenue	(539)	169
Net cash used in operating activities	(43,519)	(8,449)
Cash Flows From Investing Activities
Purchases of property and equipment	(29,731)	(1,261)
Acquisitions, net of cash acquired	(28,130)	—
Investment in equity securities	(1,200)	—
Net cash used in investing activities	(59,061)	(1,261)
Cash Flows From Financing Activities
Proceeds from issuance of redeemable convertible preferred units and stock, net of issuance costs	4,944	4,625
Proceeds from issuance of long-term debt	—	2,598
Proceeds from notes payable	—	632
Principal payments on long-term debt	(1,000)	(500)
Principal payments on finance lease obligations	(1,780)	(774)
Proceeds from issuance of common stock, net of issuance costs	210,325	—
Proceeds from issuance of convertible promissory notes	125,000	—
Net cash provided by financing activities	337,489	6,581
Net increase (decrease) in cash, cash equivalents, and restricted cash	234,909	(3,129)
Cash, cash equivalents and restricted cash - Beginning of year	71,708	13,876
Cash, cash equivalents, and restricted cash - End of period	$306,617	$10,747

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$471	$350
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Property and equipment purchased under finance lease	$4,313	$3,497
Right-of-use assets obtained in exchange for operating lease obligation	3,330	—
Cash paid for amounts included in the measurement of operating lease liabilities	1,069	316
Property and equipment purchases included in accounts payable	3,580	49
Increase in redemption value of convertible preferred stock	—	34,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.Organization and nature of operations
Absci Corporation (the “Company”) has developed an integrated drug creation platform (the “Integrated Drug Creation Platform”) that enables the creation of biologics by unifying the drug discovery and cell line development processes into one process. The Company was organized in the State of Oregon in August 2011 as a limited liability company and converted to a limited liability company (“LLC”) in Delaware in April 2016. In October 2020, the Company converted from a Delaware LLC to a Delaware corporation (the “LLC Conversion”). The Company’s headquarters are located in Vancouver, Washington.
Authorized shares of common stock
In June 2021, the Company’s board of directors (the “Board”) and stockholders increased the number of authorized shares of common stock to 78,320,000.
Initial Public Offering
On July 21, 2021, the Company’s registration statement on Form S-1 for its initial public offering (the “IPO”) was declared effective by the Securities and Exchange Commission (the “SEC”), and the shares of its common stock commenced trading on the Nasdaq Global Select Market on July 22, 2021. The IPO closed on July 26, 2021, pursuant to which the Company issued and sold 14,375,000 shares of its common stock, including the full exercise of the underwriters’ 30-day option to purchase additional shares, at a public offering price of $16.00 per share. The Company received gross proceeds of $230.0 million, or total net proceeds of $210.2 million from the IPO, after deducting underwriting discounts and commissions of $16.1 million, and offering costs of $3.7 million. Immediately prior to the completion of the IPO, all shares of redeemable convertible preferred stock then outstanding were converted into 46,266,256 shares of common stock and all convertible notes issued in March 2021 were converted into 9,732,593 shares of common stock.
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

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
net issuance basis into shares of common stock and the outstanding unvested incentive units converted on a net issuance basis into restricted common stock. All vesting provisions remained the same following the LLC Conversion. See Note 9: Stock based compensation for further discussion of the LLC Conversion’s impact on the Company’s stock-based compensation plans.
Unaudited Interim Financial Information
The accompanying interim condensed consolidated balance sheet as of September 30, 2021, the condensed consolidated statements of operations and comprehensive loss, condensed consolidated changes in redeemable convertible preferred stock and units and other stockholders’ and members’ deficit, and condensed consolidated statements of cash flows for the periods ended September 30, 2021 and 2020 and the related footnote disclosures are unaudited. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2021 and its results of operations and cash flows for the periods ended September 30, 2021 and 2020 in accordance with accounting principles generally accepted in the United States (“US GAAP”). The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results expected for the full fiscal year or any other interim period. The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited financial statements at that date but does not include all disclosures required by US GAAP for complete financial statements. Because all of the disclosures required by US GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2020 included in the Company’s final prospectus for the IPO filed with the SEC on July 23, 2021 pursuant to Rule 424(b)(4) relating to the Company’s Registration Statement on Form S-1, as amended (File No. 333-257553).
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

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Restricted cash represents amounts pledged as collateral for future property lease payments via standby letters of credit (see Note 6) and amounts held in escrow related to acquisitions by the Company (see Note 3).
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
As permitted under Accounting Standards Codification (“ASC”) 825, Financial Instruments, (“ASC 825”), the Company has elected the fair value option to account for its convertible promissory notes issued during the nine months ended September 30, 2021. In accordance with ASC 825, the Company records these convertible promissory notes at fair value on its condensed consolidated balance sheet. Changes in fair value of the warrant to purchase convertible preferred stock and the convertible promissory notes are recorded in the condensed consolidated statements of operations and comprehensive loss. As a result of applying the fair value option, direct costs and fees related to the convertible promissory notes were recognized as incurred and not deferred.

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Concentration risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, and receivables under development arrangements. The Company maintains its cash and cash equivalents and restricted cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced any losses on these accounts. For the three and nine months ended September 30, 2021, two partners represented approximately 73% and 79% of technology development revenue, respectively. For the three and nine months ended September 30, 2020, two and three partners, respectively, represented 99% and 78% of technology development revenue, respectively.
As of September 30, 2021, three partners represented approximately 78% of total receivables under technology development arrangements. As of December 31, 2020, one partner represented approximately 93% of total receivables under technology development arrangements.
The Company purchases from and relies on two vendors for specific equipment and consumables which are critical to its operations. While there are alternative types of equipment that could be used, switching vendors would require significant capital investment, long lead times and significant training and validation.
Supplies
Supplies, comprised principally of supplies and other materials used in the lab, are stated at the lower of cost or market value and using the first-in, first-out method, applied on a consistent basis. The supplies inventory is included in prepaid expenses and other current assets on the condensed consolidated balance sheet.
Property and equipment, net
Property and equipment are stated at cost less accumulated depreciation and amortization. Additions and improvements to property and equipment are capitalized. The costs of maintenance and repairs are expensed as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the underlying assets, which vary from 3 to 7 years. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful lives of the assets. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from their respective accounts, and the resulting gain or loss is reported as income or expense in the condensed consolidated statements of operations and comprehensive loss.
Deferred Offering Costs
The Company had deferred offering costs consisting of legal and accounting fees directly attributable to its IPO. The deferred offering costs were offset against the proceeds received following the completion of the Company’s IPO. As of September 30, 2021 and December 31, 2020, the Company had no deferred offering costs recorded within other long-term assets on the condensed consolidated balance sheet.
Impairment of long-lived assets
Management reviews long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows expected to result from the use of the asset and its eventual disposition. If these estimated cash flows were less than the carrying amount of the asset, an impairment loss would be recognized in order to write down the asset to its estimated fair value. There have been no such impairments of long-lived assets during the three months and nine months ended September 30, 2021 and 2020.

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Redeemable convertible preferred unit and stock warrant liability
Outstanding warrants that were related to the Company’s redeemable convertible preferred units and redeemable convertible preferred stock were classified as liabilities on the condensed consolidated balance sheets. As the warrants were exercisable for redeemable convertible preferred units and redeemable convertible preferred stock, the Company has recognized a liability for the fair value of its warrants on the condensed consolidated balance sheets upon issuance and subsequently remeasures the liability to fair value at the end of each reporting period until the earlier of the expiration or exercise of the warrants. See Note 8: Redeemable convertible preferred stock for further discussion.
Revenue recognition
The Company recognizes revenue when control of its products and services are transferred to its customers in an amount that reflects the consideration expected to be received in exchange for those products and services. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when or as the performance obligations are satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. The Company considers a performance obligation satisfied once control of a good or service has been transferred to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. Technology development revenue includes revenue associated to the development and technology readiness phases of technology development agreements. The Company refers to its customers as “partners” when describing their relationship in an agreement.
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
KBI BioPharma, Inc. Collaboration agreement
In December 2019, the Company executed a four-year Joint Marketing Agreement (“JMA”) with KBI BioPharma, Inc. (“KBI”) to co-promote technologies through joint marketing efforts. The JMA provides for a non-refundable upfront payment of $0.8 million and milestone payments of $2.8 million in the aggregate, of which $2.3 million had been received as of September 30, 2021, upon the achievement of specific milestones. Upfront payments that relate to ongoing collaboration efforts required throughout the contract term such as joint marketing are recognized ratably throughout the contract term. The Company fully constrains revenue associated with the milestone payments until the specified milestones are probable of achievement. Additionally, KBI is obligated to make royalty payments to the Company during the fourth year of the JMA representing a percentage of its sales generated through the arrangement. Any costs incurred to KBI through

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
the duration of the JMA are recognized as a reduction to collaboration revenue in the period in which they are incurred.
In September 2021, the JMA was amended to shorten the term to approximately three years, while all remaining payments were replaced with a one-time fee due from KBI in the amount of $0.3 million. The Company determined the remaining services were distinct from those provided prior to the modification and therefore recognizes the total remaining transaction price prospectively over the remaining contractual term.
As of September 30, 2021 and December 31, 2020, deferred revenue related to the JMA was $1.3 million and $1.8 million, respectively.
Contract balances
Contract assets are generated when contractual billing schedules differ from revenue recognition timing and the Company records a contract receivable when it has an unconditional right to consideration. As of September 30, 2021 and December 31, 2020, contract assets were $0.7 million and $0.1 million, respectively.
Contract liabilities are recorded in deferred revenue when cash payments are received or due in advance of the satisfaction of performance obligations. As of September 30, 2021 and December 31, 2020, contract liabilities were $2.1 million and $2.6 million, respectively. During the three and nine months ended September 30, 2021, the Company recognized $0.2 million and $1.3 million, respectively, as revenue that had been included in deferred revenue at the beginning of the period. During the three and nine months ended September 30, 2020, the Company recognized $0.1 million and $0.2 million, respectively, as revenue that had been included in deferred revenue at the beginning of the period.
Income taxes
Prior to the LLC Conversion, all income tax effects of the Company's operations were passed through to its members individually. Accordingly, the accompanying financial statements do not include any income tax effects for the Company prior to the LLC Conversion date, and the Company had no unrecognized income tax benefits, nor any interest or penalties associated with unrecognized income tax benefits, accrued or expensed as of and for the year ended December 31, 2019 and the period from January 1, 2020 through October 15, 2020.
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
The Company recognizes interest and penalties related to income tax matters as a component of tax expense. The Company did not record any interest or penalties related to income tax during the three and nine months ended September 30, 2021.
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
The Company additionally evaluates leases at their inception to determine if they are to be accounted for as an operating lease or a finance lease. Operating lease assets represent a right to use an underlying asset for the lease term and operating lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease obligations with a term greater than one year and their corresponding right-of-use assets are recognized on the condensed consolidated balance sheet at the commencement date of the lease

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
based on the present value of lease payments over the expected lease term. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.
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
Research and development expenses
Research and development expenses include the cost of materials, personnel-related costs (comprised of salaries, benefits and share-based compensation), consulting fees and allocated facility costs associated with both the Company’s execution of technology development agreements and collaboration agreements, as well as ongoing development of the Integrated Drug Creation Platform and other technologies. Allocated facility costs include facility occupancy and information technology costs. The Company derives improvements to its platform from both types of activities. The Company has not historically tracked its research and development expenses on a partner-by-partner basis or on a program-by-program basis.
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
Net Loss Per Share Attributable to Common Stockholders and Unitholders
The Company calculates basic and diluted net loss per share attributable to common stockholders and unitholders in conformity with the two-class method required for companies with participating securities. The Company considers its redeemable convertible preferred stock and units to be participating securities. In the event a dividend is declared or paid on common stock and units, holders of redeemable convertible preferred stock and units are entitled to a share of such dividend in proportion to the holders of common stock and units on an as-if converted basis. Under the two-class method, basic net loss per share attributable to common stockholder and unitholder is calculated by dividing the net loss attributable to common stockholder and unitholder by the weighted-average number of shares of common stock and units outstanding for the period. Net loss attributable to common stockholders and unitholders is determined by allocating undistributed earnings between common and preferred stockholders and unitholders. The diluted net loss per share attributable to common stockholders and unitholders is computed by giving effect to all potential dilutive common stock and unit equivalents outstanding for the period determined using the treasury stock method. The net loss attributable to common stockholders and unitholders was not allocated to the redeemable convertible preferred stock and units under the two-class method as the redeemable convertible preferred stock and units do not have a contractual obligation to share in the Company’s losses. For purposes of this calculation, redeemable convertible preferred stock and units, redeemable convertible preferred stock and unit warrants, unvested restricted stock, incentive units, incentive and non-qualified stock options are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders and unitholders as their effect is anti-dilutive.

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Recently adopted accounting pronouncements
In August 2020, the FASB issued ASU No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU No. 2020-06”). The new guidance eliminates two of the three models in ASC 470-20 that require separating embedded conversion features from convertible instruments. As a result, only conversion features accounted for under the substantial premium model in ASC 470-20 and those that require bifurcation in accordance with ASC 815-15 will be accounted for separately. For contracts in an entity’s own equity, the new guidance eliminates some of the requirements in ASC 815-40 for equity classification. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. ASU 2020-06 is effective for the Company after December 15, 2023. Early adoption is permitted for fiscal periods beginning after December 15, 2020. The Company adopted this standard as of January 1, 2021, and the adoption of this standard did not have a material impact on its condensed consolidated financial statements.
Recently issued accounting pronouncements, not yet adopted
In December 2019, the FASB issued amended guidance on the accounting and reporting of income taxes. The guidance is intended to simplify the accounting for income taxes by removing exceptions related to certain intraperiod tax allocations and deferred tax liabilities; clarifying guidance primarily related to evaluating the step-up tax basis for goodwill in a business combination; and reflecting enacted changes in tax laws or rates in the annual effective tax rate. The amended guidance is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The application of the amendments in the new guidance are to be applied on a retrospective basis, on a modified retrospective basis through a cumulative-effect adjustment to retained earnings or prospectively, depending on the amendment. The Company is currently evaluating the impact of the potential adoption of this guidance on its condensed consolidated financial statements.
3.Acquisitions
Acquisition of Denovium
In January 2021, the Company completed its acquisition of the common stock of Denovium, Inc. (“Denovium”), an artificial intelligence deep learning company focused on protein discovery and design. The Company is integrating Denovium’s technology into its Integrated Drug Creation Platform. The acquisition has been accounted for as a business combination.
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

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Goodwill arising from the acquisition of $1.1 million was attributable to the assembled workforce and expected synergies between the Integrated Drug Creation Platform and the Denovium Engine. The goodwill is not deductible for tax purposes. As of September 30, 2021, the Company had fully completed the analysis to assign fair values to all assets acquired and liabilities assumed. The preliminary purchase price allocation was subject to further refinement as the Company refined its estimates and assumptions based on information available at the acquisition date. These refinements did not result in material changes to the estimated fair value of assets acquired and liabilities assumed.
The following table reflects the fair values of the identified intangible assets of Denovium and their respective weighted-average estimated amortization periods.

	Estimated Fair Value (in thousands)	Estimated Amortization Period (years)
Denovium Engine	$2,507	5
	$2,507

Acquisition of Totient
On June 4, 2021, the Company entered into a merger agreement with Totient, Inc. (“Totient”), under which, at the effective time, a wholly owned entity, or Merger Sub, merged with Totient, with Merger Sub surviving as a wholly owned subsidiary of the Company.
Pursuant to the merger agreement, at closing, Totient shareholders became eligible to receive an aggregate payment of $55.0 million in cash, of which $40.0 million in cash was paid at closing, subject to customary purchase price adjustments and escrow restrictions, and $15.0 million in cash shall be paid upon the achievement of expected milestones, and 2,212,208 shares of the Company’s common stock. The $40.0 million cash consideration includes $8.0 million of deferred cash payment, due in one year, which is held in escrow and included in current Restricted cash and Accrued expenses on the condensed consolidated balance sheet as of September 30, 2021. All common stock issued is unrestricted, except for those shares granted to certain members of Totient’s management, of which 25% of the shares issued were vested upon the closing of the transaction and the remaining 75% will vest over 2.5 years, in six month installments subject to their continuing service relationships with the Company.

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
(ii)Pursuant to the merger agreement, 2,212,208 shares of common stock issued in payment to Totient stockholders with 1,282,747 vesting immediately and therefore included in the purchase price consideration. The remaining 929,461 shares will vest ratably, every six months over 5 equal installments of a 2.5 years service period and will be expensed over the service period. These shares are subject to a stock restriction agreement that requires certain key Totient executives to maintain a continued service relationship throughout the service period.
(iii)Represents the estimated fair value of the contingent consideration that is payable upon the achievement of the milestone of (i) Absci’s entering into one or more definitive commercialization agreements, or technology partnering or licensing agreements, or collaboration agreements, with third parties using, or related to, Totient’s technology, a target discovered or identified by using Totient’s technology, or a peptide, protein complex or amino acid sequence assembled using Totient’s technology, including any Totient product or enabled product, pursuant to which (a) Absci is entitled to receive at least $2.0 million in aggregate upfront cash or equity payments (provided, that the minimum upfront payment under any individual agreement shall be $1.0 million and (b) an option for a license or a license or similar right is granted to the third party; or (ii) first commercial sale of a Totient product or enabled product. These values are based on the most recent estimate of the fair value available and will be updated as we obtain more information. The $12.0 million of contingent consideration is included in Other long-term liabilities on the condensed consolidated balance sheet as of September 30, 2021.

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the allocation of the estimated consideration to the identifiable assets and liabilities acquired by us as of June 4, 2021 (in thousands).

Current assets:
Cash and cash equivalents	$1,751
Prepaid expenses and other current assets	189
Total current assets	1,940
Operating lease right-of-use assets	266
Property and equipment, net	118
Goodwill	21,958	(i)
Intangible assets	54,600	(ii)
Other long-term assets	23
TOTAL ASSETS	78,905
Current liabilities:
Accounts payable	78
Accrued expenses	6,588
Operating lease obligations, current	122
Total current liabilities	6,788
Operating lease obligations - net of current portion	144
Deferred tax, net	10,690
Other long-term liabilities	24
TOTAL LIABILITIES	17,646
Fair value of net assets acquired and liabilities assumed	$61,259
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
(ii)The estimated fair value of and useful lives of the intangible assets acquired is as follows:

	Estimated fair value (in thousands)(i)	Estimated useful lives (in years)(ii)
Monoclonal antibody library	$46,300	20
Developed software platform and the related methods patents	8,300	15
Total	$54,600
(i)The estimated fair values were categorized within Level 3 of the fair value hierarchy and were determined using an income-based approach, which was based on the present value of the future estimated after-tax cash flows attributable to each intangible asset. The significant assumptions inherent in the development of the values, from the perspective of a market participant, include the amount and timing of projected future cash flows (including revenue, regulatory success and profitability), and the discount rate selected to measure the risks inherent in the future cash flows, which was between 18%-23%. These fair values are based on the most recent estimate of the fair value available and will be updated as we obtain more information.
(ii)The estimate of the useful life was based on an analysis of the expected use of the asset by us, any legal, regulatory or contractual provisions that may limit the useful life, the effects of obsolescence, competition and other relevant economic factors, and consideration of the expected cash flows used to measure the fair value of the intangible asset.
The Company has not yet fully completed the analysis to assign fair values to all assets acquired and liabilities assumed, and therefore the purchase price allocation is preliminary. The remaining items include the finalization of working capital adjustments, income taxes, valuation of identifiable intangible assets and contingent consideration liability, and the resulting impact to goodwill. The preliminary purchase price allocation will be subject to further refinement as the Company continues to refine its estimates and assumptions based on information available at the acquisition date. These refinements may result in material changes to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation adjustments can be made throughout the end of the Company’s measurement period, which is not to exceed one year from the acquisition date. The effect of measurement period adjustments to the estimated amounts

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
will be reflected on a prospective basis and were not material during the three months ended September 30, 2021.
Acquisition costs of $0.9 million were included in the condensed consolidated statement of operations and comprehensive loss as selling, general and administrative. The Company’s results of operations for the three and nine months ended September 30, 2021 include the operating results of Totient since the date of acquisition, within the condensed consolidated statement of operations and comprehensive loss.
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
The pro forma financial information for the three and nine months ended September 30, 2021 and September 30, 2020 combines our results, which include the results of Totient subsequent to June 4, 2021, and the historical results for Totient for the periods prior to acquisition. The pro forma results for the nine months ended September 30, 2020 also include material nonrecurring adjustments for $0.9 million of acquisition related costs incurred and $1.6 million of costs related to the acceleration of stock appreciation right (“SAR”) and Employee Stock Ownership Plan awards due to preexisting change in control provisions.
The following table summarizes the pro forma financial information (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss applicable to common stockholders and unitholders	$(25,579)	$(15,175)	$(86,695)	$(53,586)

4.Property and equipment, net
Property and equipment as of September 30, 2021 and December 31, 2020 consists of the following (in thousands):

	September 30,	December 31,
	2021	2020
Construction in progress	$1,728	$—
Lab Equipment	22,384	8,578
Software	234	188
Furniture, Fixtures and Other	3,647	472
Leasehold Improvements	21,035	2,016
Total Cost	49,028	11,254
Less accumulated depreciation and amortization	(4,938)	(2,345)
Property and equipment, net	$44,090	$8,909

Depreciation expense was $1.4 million and $2.6 million for the three and nine months ended September 30, 2021, respectively. Depreciation expense was $0.3 million and $0.8 million for the three and nine months ended September 30, 2020, respectively.

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5.Long-term debt and other borrowings
In June 2018, the Company signed a Loan and Security Agreement (“LSA”) with Bridge Bank (“Bank”), a division of Western Alliance Bank. The purpose of the LSA was to provide long-term financing to the Company through term loans available for borrowing in three tranches up to a maximum of $3.0 million through December 2019 upon the attainment of certain milestones as delineated in the LSA. The first tranche of $0.3 million was borrowed in 2018. The Company was obligated to make interest-only payments until the amortization date of June 28, 2019 and after that date to make principal and interest payments. Interest on outstanding borrowings under the LSA is charged at a rate of 6% per annum. This loan was scheduled to originally matured in May 2022, at which time all outstanding principal and accrued and unpaid interest is due and payable. This loan is secured by substantially all tangible assets of the Company; intellectual property is excluded from the secured collateral but is subject to a negative pledge in favor of the Bank.
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
In connection with entering into the LSA in June 2018, the Company entered into an agreement whereby the Company is required to pay a fee of 3.5% of the aggregate amount of term loans funded by Bank under the LSA within three business days of a sale or other disposition of substantially all of the Company’s assets, a merger or consolidation, a change in control or an initial public offering. Concurrent with the second amendment, the Company and the Bank entered into an amended agreement which extended the term of the fee to May 11, 2030. This fee became payable upon completion of the Company’s IPO on July 26, 2021 and was paid during the three months ended September 30, 2021.
Under the LSA (as amended), the Company is subject to a financial covenant. The covenant, as amended, requires that the Company maintain at all times either (a) unrestricted cash and cash equivalents in an amount equal to or greater than the Company’s monthly cash burn or (b) trailing 6-month revenue of at least 80% of the Company’s revenue projections (over the same 6-month period) determined using the lender’s measurement method. As of September 30, 2021, the Company was in compliance with this financial covenant.

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2021, the outstanding principal balance under the LSA was $4.0 million.
The carrying amount of the long-term debt approximates fair value.
In May 2020, the Company received a PPP loan pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in the amount of $0.6 million. The loan had a two-year term and bore a fixed interest rate of 1%. Under the terms of the CARES Act, the loan was eligible to be forgiven, in part or whole, if the proceeds were used to retain and pay employees and for other qualifying expenditures. In February 2021, the Company received notification from the Small Business Administration that they approved the forgiveness of the full $0.6 million PPP loan and a gain on extinguishment in this amount was recorded as other income in the condensed consolidated statement of operations and comprehensive loss.
In March 2021, the Company entered into a Note Purchase Agreement to issue and sell $125.0 million convertible promissory notes (the “2021 Notes”) to certain investors. The 2021 Notes accrued interest at 6% per annum. Due to certain embedded features within the 2021 Notes, the Company elected to account for these notes, including all of their embedded features, under the fair value option. The Company has elected to recognize interest expense based on the 6% per annum coupon rate of the Notes, which was included in other long-term liabilities on the condensed consolidated balance sheet through the date of the IPO. Based on the terms of the agreement, the 2021 Notes converted at an 18% discount from the offering price to the public in the IPO. Prior to the conversion, the Company recorded a final fair value adjustment of the 2021 Notes using the Company's common stock price at the IPO. Immediately prior to the completion of the IPO, all outstanding principal under the 2021 Notes and the related accrued interest expense were converted into an aggregate of 9,732,593 shares of our common stock based on an initial public offering price of $16.00 per share.
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
In conjunction with the new facility lease and lease amendment, the Company entered into an agreement with a construction company for purposes of building out the facility and customizations for a total estimated cost of approximately $22.1 million.
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

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company leases certain laboratory equipment under finance leases. Property and equipment includes approximately $9.0 million and $4.3 million of assets under finance leases as of September 30, 2021 and December 31, 2020, respectively. Accumulated depreciation related to assets under finance leases was approximately $1.7 million and $0.9 million as of September 30, 2021 and December 31, 2020, respectively.
Future undiscounted lease payments for the Company’s lease liabilities as of September 30, 2021 are as follows (in thousands):

	Operating leases	Finance leases
2021 (three months remaining)	$558	$803
2022	2,294	3,142
2023	2,293	2,477
2024	2,135	968
2025	1,873	85
Thereafter	4,751	—
Total future lease payments	13,904	7,475
Less: Imputed interest	(3,046)	(695)
Less: Lease incentive	(35)	—
Present value of lease liabilities	$10,823	$6,780

Additional information related to the Company’s leases as of September 30, 2021 and December 31, 2020 is as follows:

	September 30, 2021	December 31, 2020
Weighted average remaining lease term (in years)
Operating leases	6.2	4.9
Finance leases	2.4	3.0

Weighted average discount rate
Operating leases	8%	8%
Finance leases	7%	7%

7.Commitments and contingencies
As of September 30, 2021, future lease payments are secured by irrevocable standby letters of credit totaling $1.8 million. The irrevocable standby letters of credit are expected to be pledged for the full lease terms which extend through 2024 and 2028 for each of the Company’s facility leases.
In the ordinary course of business, the Company is a party to claims and legal proceedings. The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on currently available information, management does not believe that the ultimate outcome of these unresolved matters is probable or estimable and not likely, individually and in the aggregate, to have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and management’s view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position, results of operations or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8.Redeemable convertible preferred stock
Redeemable Convertible Preferred Stock
Prior to its conversion to common stock in connection with the Company’s IPO, the convertible preferred stock was classified as temporary equity on the accompanying condensed consolidated balance sheets since the shares contained certain redemption features that were not solely within the control of the Company. The Company had not previously accreted the convertible preferred stock to its redemption value since the shares were not redeemable and redemption was not deemed to be probable.
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

Immediately prior to the completion of the IPO, all shares of redeemable convertible preferred stock then outstanding were converted into 46,266,256 shares of common stock.
Preferred stock warrants
As part of the Class A-1 funding in 2016, a warrant for the purchase of 93,007 Class A-1 Preferred Units at an exercise price of $1 per unit and exercisable at any time before April 2026 was granted to an investor. This warrant was exchanged for a warrant to purchase Class A-1 preferred stock at equivalent terms in October 2020. Because the underlying shares are redeemable for conditions outside of the Company’s control, the warrant was classified within other long-term liabilities on the condensed consolidated balance sheets and recognized at fair value at each reporting period with the change in fair value recorded in other expense on the condensed consolidated statement of operations and comprehensive loss prior to the IPO. The balance was included in other long-term liabilities on the condensed consolidated balance sheet prior to the IPO. The warrant was converted into a warrant to purchase 307,211 shares of the Company’s common stock upon the closing of the IPO. The warrant holder fully exercised the warrant to purchase common stock for cash during the three months ended September 30, 2021 following the IPO.
9.Stock-based compensation
Prior to the LLC Conversion, the Company granted incentive units and phantom units under its 2015 Equity-Based Incentive Plan (“2015 Plan”) to employees and non-employee service providers. In October 2020, in conjunction with the LLC Conversion, the Company adopted the 2020 Stock Option and Grant Plan (“2020 Plan”) under which it granted stock options, restricted shares, and SARs as replacements awards for outstanding awards under the 2015 Plan and as new awards to incentivize employee service. Upon completion of the IPO, the Company adopted the 2021 Stock Option and Incentive Plan (“2021 Plan”).

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Total stock-based compensation expense related to all of the Company’s stock-based awards was recorded in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	952	43	2,879	70
Selling, general and administrative	2,831	43	4,497	82
Total stock-based compensation expense	$3,783	$86	$7,376	$152

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
Activity for the restricted shares is shown below:

Number of shares
Unvested as of December 31, 2020	1,111,642
Granted	2,441,129
Vested	(605,049)
Unvested as of September 30, 2021	2,947,722

As of September 30, 2021, there was $12.9 million of unrecognized compensation expense related to the restricted shares expected to be recognized over a remaining weighted-average period of 2.8 years.
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

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Activity for the phantom units is shown below:

	Number of Units	Weighted Average Strike Price
Unvested as of December 31, 2020	1,202,435	$0.47
Granted	—	—
Vested	—	—
Exchange of Phantom Units for Cash Payment Rights, SARs, and/or Stock Options	(1,202,435)	$0.47
Unvested as of September 30, 2021	—	$—

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
The aggregate intrinsic value of the 400,675 SARs outstanding as of September 30, 2021 is $4.6 million based on the estimated fair value of common stock of $11.63.
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

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands $)
Outstanding at December 31, 2020	1,706,339	$1.10	9.8	$780
Granted	7,123,264	3.61		—
Exercised	(62,613)	1.10
Canceled/ Forfeited	(619,348)	1.75		—
Outstanding at September 30, 2021	8,147,642	3.25	9.2	70,893
Exercisable at September 30, 2021	1,481,577	$1.12	9.1	$15,576
Vested and expected to vest as of September 30, 2021	8,147,642		9.2	$70,893

The aggregate intrinsic value was calculated based on the estimated fair value of common stock of $11.63 per share.
The weighted-average grant date fair value of stock options granted during the three and nine months ended September 30, 2021 was $7.35 and $4.18, respectively. As of September 30, 2021, total unrecognized stock-based compensation related to options was $25.3 million, which the Company expects to recognize over a remaining weighted average period of 3.6 years.

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Determination of Fair Value
The estimated grant-date fair value of all the Company’s stock options was calculated using the Black-Scholes option pricing model, based on the following assumptions:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2021	2021
Expected term (in years)	6.1	3.5-6.1
Volatility	46%	45%-47%
Risk-free interest rate	1.0%-1.1%	0.3%-1.3%
Dividend Yield	—%	—%

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
Expected Volatility—As we do not have sufficient trading history for our common stock, the expected volatility was derived from the historical stock volatilities of comparable peer public companies within the Company’s industry. These companies are considered to be comparable to the Company’s business over a period equivalent to the expected term of the stock-based awards.
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
The Company estimated the fair value of its common stock underlying the stock-based awards when performing fair value calculations using the Black-Scholes option pricing model. Because the Company’s common stock was not publicly traded during the periods prior to the IPO, the fair value of its common stock underlying the stock-based awards was determined on each grant date by management and approved by the Board, considering the most recently available third-party valuation of the Company’s common stock for those periods. For all grants subsequent to the IPO, the fair value of common stock was determined by using the closing price per share of common stock as reported on the Nasdaq Global Select Market. All options to purchase shares of the Company’s common stock are intended to be granted with an exercise price per share no less than the fair value per share of the common stock underlying those options on the date of grant, based on the information known to the Company on the date of grant.
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

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Starting in 2020 and until the IPO in July 2021, the Company used a hybrid method to determine the estimated fair value of its common stock, which included both the OPM and PWERM models.
In June 2021, the Company increased the number of shares of common stock reserved for future issuance under the 2020 Plan to 11,980,029. In July 2021, upon the completion of IPO, the Company adopted the 2021 Plan. The number of shares of common stock initially reserved for future issuance under the 2021 Plan is 8,133,750. As of September 30, 2021, 7,736,950 shares were available for issuance under the 2021 Plan.
Employee Stock Purchase Plan
In July 2021, the Company’s board of directors adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”), which was subsequently approved by the Company’s stockholders and became effective in connection with the IPO. A total of 903,750 shares of common stock were reserved for issuance under the 2021 ESPP. The first offering period has not commenced as of September 30, 2021 and there is no stock-based compensation related to the 2021 ESPP for the period ended September 30, 2021.
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

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
As part of the Class A-1 funding in 2016, a warrant for the purchase of 93,007 Class A-1 Preferred Units at an exercise price of $1 per unit and exercisable at any time before April 2026 was granted to an investor. This warrant was exchanged for a warrant to purchase Series A-1 preferred stock at equivalent terms in October 2020 (Note 8). Because the underlying shares are redeemable for conditions outside of the Company’s control, the warrant was classified within other long-term liabilities on the condensed consolidated balance sheets and recognized at fair value at each reporting period with the change in fair value recorded in other expense on the consolidated statement of operations and comprehensive loss through the date of the IPO. The value for the warrant was based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.
During 2018, the Company entered into an agreement whereby the Company is required to pay a fee of 3.5% of the aggregate amount of term loans funded by Bank under the LSA within three and nine business days of a sale or other disposition of substantially all of the Company’s assets, a merger or consolidation, a change in control or an initial public offering (Note 5). This agreement has been accounted for as a freestanding derivative under ASC 815, Derivatives and is remeasured to its fair value at the end of each reporting period. The value for the fee (“Fee in lieu of warrant”) is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. Except for short-term investments, the 2021 Notes and the warrant, none of the Company’s assets or liabilities are recorded at fair value on a recurring basis.
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Equity securities without RDFV	$—	$—	$1,200	$1,200
Total assets	$—	$—	$1,200	$1,200
Liabilities:
Fee in-lieu of warrant	$—	$—	$—	$—
Convertible promissory notes	—	—	—	—
Preferred stock warrant liability	—	—	—	—
Contingent consideration	$—	$—	$12,000	$12,000
Total liabilities	$—	$—	$12,000	$12,000

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides reconciliation for all liabilities measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2021 (in thousands):

	Fee in-lieu of warrant	Convertible promissory notes	Preferred stock warrant liability	Contingent consideration	Total liabilities
Balance at December 31, 2020	$22	$—	$698	$—	$720
Fair value at issuance	—	125,000	—	12,000	137,000
Change in fair value during 2021	174	30,722	4,124	—	35,020
Conversion or payment at IPO	(196)	(155,722)	(4,822)	—	(160,740)
Balance at September 30, 2021	$—	$—	$—	$12,000	$12,000

Based on the probability of a liquidity event, the Company primarily utilized the expected IPO price to estimate the fair value of the preferred stock warrant liability through the IPO date. The warrant was converted into a warrant to purchase 307,211 shares of the Company’s common stock upon the closing of the IPO and was exercised to purchase common stock during the three months ended September 30, 2021 following the IPO.
The fee-in-lieu of warrant liability is measured based on management’s estimate of the probability of a liquidity event, the estimated timing thereof, and a discount rate. The fee-in-lieu of warrant was paid during the three months ended September 30, 2021 following the IPO.
The Company measured the fair value of the 2021 Notes at issuance using the transaction price. For the period from the issuance date through the IPO date, the Company increased the estimated fair value based on the increased probability of an IPO. The 2021 Notes converted to common stock during the three months ended September 30, 2021 immediately prior to the IPO.
The contingent consideration liability is related to the Totient acquisition and is included in Other long-term liabilities on the condensed consolidated balance sheet as of September 30, 2021. Refer to Note 3: Acquisitions for further information.
The fair value of equity securities without readily determinable fair market values (RDFV) are determined based on cost, less any impairment, plus or minus changes in fair value resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. These securities are classified as Level 3 in the fair value hierarchy outlined above.
There are significant judgments, assumptions and estimates inherent in the determination of the fair value of each of the instruments described above. These include determination of a valuation method and selection of the possible outcomes available to the Company, including the determination of timing and expected future investment returns for such scenarios. Prior to the IPO, the Company considered the equity value of an initial public offering using market transactions and determined the expected value of a stay private scenario using the income approach, which was based on assumptions regarding the Company’s future operating performance. The related judgments, assumptions and estimates are highly interrelated and changes in any one assumption could necessitate changes in another. In particular, any changes in the probability of a particular outcome would require a related change to the probability of another outcome. In addition, the fair value of the 2021 Notes is derived using assumptions that are consistent with the assumptions used to value the Company’s common stock, the Fee in-lieu of Warrant and the warrant. In the future, depending on the valuation approaches used and the expected timing and weighting of each, the inputs described above, or other inputs, may have a greater or lesser impact on the Company’s estimates of fair value.
11.Related party transactions
The Company is party to a joint development agreement with AGC, Inc., the parent company of the employer of one of the Company’s former directors. No revenue was recognized under the agreement for the three and nine months ended September 30, 2021. Revenue recognized under the agreement for the three and nine months ended September 30, 2020 was $0.0 million and $0.2 million, respectively. The Company has the opportunity to earn additional revenues under the agreement in future years if pre-determined milestones

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
are achieved. There were no amounts due or payable as of September 30, 2021. The director referenced resigned from the Board in April 2021.
During the three months ended September 30, 2021, the employer of one of the Company’s board members exercised a warrant to purchase 307,211 shares of the Company’s common stock. The Company’s total cash proceeds from the warrant’s exercise was $0.1 million.
12.Net loss per share attributable to common stockholders and unitholders
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common unitholders and stockholders (in thousands, except share and per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(23,634)	$(3,748)	$(75,794)	$(9,414)
Adjustment of redeemable convertible preferred stock and units	—	(9,215)	—	(34,336)
Cumulative undeclared preferred stock dividends	(242)	—	(2,284)	—
Net loss available to common stockholder and unitholders	$(23,876)	$(12,963)	$(78,078)	$(43,750)

Denominator:
Weighted-average common shares and units outstanding	73,291,288	15,215,747	36,177,105	15,215,747

Net loss per share, basic and diluted	$(0.33)	$(0.85)	$(2.16)	$(2.88)

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Redeemable convertible preferred stock and units outstanding	10,560,783	34,479,489	34,079,466	33,770,396
Redeemable convertible preferred stock and unit warrants	146,927	307,211	253,196	307,211
Incentive units	—	3,265,766	—	3,551,490
Stock options	7,949,582	—	5,880,640	—
Unvested restricted stock	3,055,422	—	2,558,809	—

for information regarding
13.Income Taxes
Provision for Income Taxes:
The Company's effective income tax rate from continuing operations was 6.7% for the three months ended September 30, 2021 and 9.3% for the nine months ended September 30, 2021. The effective income tax rates reflect the impact of non-deductible expenses, state and local taxes and tax credits. When applicable, the income tax provision also includes adjustments from discrete tax items, including the tax impacts of the business combinations for Denovium and Totient for the nine months ended September 30, 2021.

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
Our goal is to become the partner of choice for biologic drug discovery and cell line development. As a technology development company, we generate biologic drug candidates and production cell lines for our partners to develop. Our business model is to establish partnerships with biopharmaceutical companies and use our platform for rapid creation of next-generation biologic drug candidates and production cell lines. We classify our applications into two key categories: Discovery and Cell Line Development (CLD). Since we deliver a production cell line for each of our projects, we define Discovery as any projects for which we are evaluating variants of the protein-of-interest, and we define CLD as a program for which the production cell line alone is the goal of the partnership. Our partners are responsible for all preclinical and clinical testing of biologics generated using our platform. We expect our partnerships to provide us with the opportunity to participate in the future success of the biologics generated utilizing our platform, through milestone payments as well as royalties on sales by our partners of any approved products. We aim to assemble economic interests in a diversified portfolio of partners’ next-generation biologic drug candidates across multiple indications.
We currently have drug candidates in nine Active Programs (across seven current partners’ preclinical or clinical pipelines) for which we have negotiated, or expect to negotiate upon completion of certain technology development activities, license agreements with potential downstream milestone payments and royalties. Eight of the Active Programs are focused on developing production cell lines for drug candidates that our partners (including Merck, Astellas, Alpha Cancer Technologies, PhaseBio, and other undisclosed biotechnology companies) are developing (five preclinical, one Phase 1, one Phase 3, and one animal health), reflecting the 2018 commercial launch of our CLD applications. We have one Discovery program under way, focused on lead optimization with Astellas, which we signed shortly after our December 2020 expansion of our platform to include our initial Discovery applications. We define “Active Programs” as programs that are subject to ongoing technology development activities intended to determine if the program can be pursued by our partner for future clinical development, as well as any program for which our partner obtains and maintains a license to our technology to advance the program after completion of the technology development phase. There is no assurance, however, that our partners will advance any drug candidates that are currently the subject of Active Programs into further preclinical or clinical development or that our partners will elect to license our technologies upon completion of the technology development phase in a timely manner, or at all.
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

Total revenue was $1.5 million for the three months ended September 30, 2021 compared to $0.9 million for the three months ended September 30, 2020, representing an increase of $0.6 million, or 68% due to the increased scale and volume of new and ongoing programs utilizing our Integrated Drug Creation Platform. Total revenue was $3.3 million for the nine months ended September 30, 2021 compared to $2.1 million for the nine months ended September 30, 2020, representing an increase of $1.2 million, or 62% due to the increased scale and volume of new and ongoing programs utilizing our Integrated Drug Creation Platform. Throughout 2020 and 2021, we continued making investments in our operating capacity which enabled us to achieve additional project-based milestones in our technology development agreements. Since our inception in 2011, we have devoted substantially all of our resources to research and development activities, including with respect to our Integrated Drug Creation Platform, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these activities. As a result, we have incurred net losses in each year. For the three months ended September 30, 2021 and 2020, we incurred net losses of $23.6 million and $3.7 million, respectively. For the nine months ended September 30, 2021 and 2020, we incurred net losses of $75.8 million and $9.4 million, respectively. Research and development expenses increased by $8.0 million, or 299%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Research and development expenses increased by $22.0 million, or 321%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. For the nine months ended September 30, 2021, we adjusted the fair value of the warrant liability and the convertible notes through the IPO and recorded expense of $4.1 million and $30.7 million. As of September 30, 2021, we had an accumulated deficit of $165.9 million and cash and cash equivalents totaling $279.3 million.
Prior to our initial public offering (IPO), we financed our operations primarily through private placements of redeemable convertible preferred stock and convertible notes. From the date of our company formation up to the IPO, we have raised aggregate gross proceeds of $230.0 million. In July 2021, we consummated our IPO and issued 14,375,000 shares of common stock, including a full exercise of the overallotment option, for net proceeds of $210.2 million, after deducting underwriting discounts and offering related expenses.
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
We lease a 14,549 square foot office and laboratory space and due to our continued growth, in December 2020, we entered into an operating lease, which was subsequently amended in March 2021, for a 77,974 square foot corporate headquarters facility that includes office and laboratory space. During the second quarter of 2021, we relocated our operations to the new facility and expect to complete construction activities in the fourth quarter of 2021.
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
In February 2021, Merck Global Health Innovation Fund purchased 254,886 shares of our Series E Preferred Stock for an aggregate price of $5.0 million.
In March 2021, we issued $125.0 million aggregate principal amount of convertible notes (the Convertible Notes) to certain existing and new investors. The Convertible Notes were convertible upon a qualifying financing into shares of our common stock under certain circumstances. In July 2021, the Convertible Notes converted into an aggregate of 9,732,593 shares upon the closing of our IPO, based on the IPO price of $16.00 per share.
In June 2021, we completed our acquisition of Totient, Inc. (Totient), a discovery company harnessing human immune responses to identify novel antibodies and their therapeutic targets, in exchange for a combination of cash and equity consideration. We paid the former stockholders and noteholders of Totient upfront cash consideration of $40.0 million, subject to customary purchase price adjustments, including consideration in exchange for the cancellation of (i) unexercised outstanding options to purchase shares of Totient common stock, whether vested or unvested, and (ii) outstanding stock appreciation rights previously granted by Totient. Holders of Totient’s Class A common stock also received an aggregate of 2,212,208 shares of our common stock, subject to certain vesting conditions. In addition, Totient’s Class A common stockholders and noteholders are eligible to receive up to an additional $15.0 million in cash upon the achievement of certain milestones. We are currently integrating the acquired technology and team into our business model and partnership strategy.
In July 2021, we completed our IPO under a registration statement in which we issued and sold 14,375,000 shares of our common stock, including the full exercise of the underwriters’ overallotment option, at a purchase price of $16.00 per share. We received net proceeds of $210.2 million from the IPO after deducting underwriting discounts and offering expenses. All outstanding preferred stock converted into an aggregate of 46,266,256 shares of common stock and the Convertible Notes converted into an aggregate of 9,732,593 shares of common stock upon completion of the IPO.
In October 2021, we announced a drug discovery collaboration with EQRx, Inc. We will collaborate to jointly engineer and develop several clinical candidates across multiple therapeutic areas, including oncology and immunology. At our option, we may make additional investments at progressive stages of development in exchange for an increased share of product sales.
COVID-19 Pandemic
As a result of the ongoing COVID-19 pandemic, we have experienced and may continue to experience severe delays and disruptions, including, for example:
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
The ongoing build-out of our expansion facilities may also be delayed by COVID-related restrictions. Furthermore, COVID-19 has adversely affected the broader economy and financial markets, resulting in an economic downturn that could curtail the research and development budgets of our partners, our ability to hire additional personnel and our financing prospects. In addition, the spread of more contagious strains, such as the Delta variant, could cause the COVID-19 pandemic to last longer than expected and could result in the reinstatement of restrictive orders that could disrupt our business, including vaccine mandates. Any of the foregoing could harm our operations and we cannot anticipate all the ways in which our business could be adversely impacted by health epidemics such as COVID-19.
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
•Our partners successfully developing and commercializing the drug candidates generated with our technology: Our business model is dependent on the eventual progression of biologic drug candidates discovered or initially developed utilizing our Integrated Drug Creation Platform into clinical trials and commercialization. Given the nature of our relationships with our partners, we do not control the progression, clinical development, regulatory strategy or eventual commercialization, if approved, of these product candidates. As a result, our future success and our potential eligibility to receive milestone payments and royalties are entirely dependent on our partners’ efforts over which we have no control. The timing and scope of any approval that may be required by the U.S. Food and Drug Administration (FDA), or any other regulatory body, for drugs that are developed based on molecules discovered and/or manufactured using our Integrated Drug Creation Platform technologies can significantly impact our results of operations and future performance.
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

	September 30,	December 31,
	2021	2020
Partners, Cumulative	17	16
Programs, Cumulative	31	29
Active Programs	9	8

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
KBI BioPharma, Inc. Collaboration Agreement
In December 2019, we executed a four-year Joint Marketing Agreement (JMA) with KBI BioPharma, Inc. (KBI) to co-promote technologies through joint marketing efforts. The JMA provides for a non-refundable upfront payment of $0.8 million and milestone payments of $2.8 million in the aggregate, of which $2.3 million had been received as of September 30, 2021, upon the achievement of specific milestones. Upfront payments that relate to ongoing collaboration efforts required throughout the contract term such as joint marketing are recognized ratably throughout the contract term. We fully constrain revenue associated with the milestone payments until the specified milestones are probable of achievement. Additionally, KBI is obligated to make royalty payments to us during the fourth year of the JMA representing a percentage of its sales generated through the arrangement. Any costs incurred to KBI through the duration of the JMA are recognized as a reduction to collaboration revenue in the period in which they are incurred.
In September 2021, the JMA was amended to shorten the term to approximately three years, while all remaining payments were replaced with a one-time fee due from KBI in the amount of $0.3 million. The Company determined the remaining services were distinct from those provided prior to the modification and therefore recognizes the total remaining transaction price prospectively over the remaining contractual term.
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
Depreciation and amortization
Depreciation and amortization expense consists of the depreciation expense of our property and equipment and amortization of our intangibles. Our equipment is used most actively as part of our lab operations.

We expect depreciation expense to continue to increase in absolute dollars as we increase purchases of lab equipment and incur leasehold improvements to expand our operating facilities.
Other Expenses
Interest Expense
Interest expense, net, consists primarily of interest related to convertible notes, borrowings under our term debt and laboratory equipment leases.
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
Results of Operations
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report. The following tables set forth our results of operations for the periods presented (In thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Technology development revenue	$1,390	$922	$2,922	$1,964
Collaboration revenue	149	(6)	408	88
Total revenues	1,539	916	3,330	2,052
Operating expenses
Research and development	10,730	2,692	28,820	6,851
Selling, general and administrative	9,733	1,257	19,597	3,089
Depreciation and amortization	2,218	331	3,895	780
Total operating expenses	22,681	4,280	52,312	10,720
Operating loss	(21,142)	(3,364)	(48,982)	(8,668)
Other income (expense)
Interest expense	(768)	(172)	(3,232)	(459)
Other income (expense), net	(3,427)	(212)	(31,377)	(287)
Total other expense, net	(4,195)	(384)	(34,609)	(746)
Loss before income taxes	(25,337)	(3,748)	(83,591)	(9,414)
Income tax benefit	1,703	—	7,797	—
Net loss	$(23,634)	$(3,748)	$(75,794)	$(9,414)

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020
The following table summarizes our results of operations for the three and nine months ended September 30, 2021 (In thousands, except for percentages):
Revenue

	For the Three Months Ended September 30,
	2021	2020	$ Change	% Change
Revenues
Technology development revenue	$1,390	$922	$468	51%
Collaboration revenue	149	(6)	155	(2583)%
Total revenues	$1,539	$916	$623	68%

	For the Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Revenues
Technology development revenue	$2,922	$1,964	$958	49%
Collaboration revenue	408	88	320	364%
Total revenues	$3,330	$2,052	$1,278	62%

Total revenue was $1.5 million for the three months ended September 30, 2021 compared to $0.9 million for the three months ended September 30, 2020, representing an increase of $0.6 million, or 68%. Total revenue was $3.3 million for the nine months ended September 30, 2021 compared to $2.1 million for the nine months ended September 30, 2020, representing an increase of $1.2 million, or 62%.
Technology development revenue increased by $0.5 million, or 51%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, driven by an increase in the number of technology development agreements and the achievement of additional project-based milestones under such agreements during the period. Technology development revenue increased by $1.0 million, or 49%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, driven by an increase in the number of technology development agreements and the achievement of additional project-based milestones under such agreements during the period.
Collaboration revenue increased by $0.2 million, or 2583%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, as a result of achieving a significant milestone under the JMA with KBI in 2020 resulting in a milestone payment and prospective revenue recognition. Collaboration revenue increased by $0.3 million, or 364%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, as a result of achieving a significant milestone under the JMA with KBI in 2020 resulting in a milestone payment and prospective revenue recognition.
Operating Expenses

	For the Three Months Ended September 30,
	2021	2020	$ Change	% Change
Operating expenses
Research and development	$10,730	$2,692	$8,038	299%
Selling, general and administrative	9,733	1,257	8,476	674%
Depreciation and amortization	2,218	331	1,887	570%
Total operating expenses	$22,681	$4,280	$18,401	430%

	For the Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Operating expenses
Research and development	$28,820	$6,851	$21,969	321%
Selling, general and administrative	19,597	3,089	16,508	534%
Depreciation and amortization	3,895	780	3,115	399%
Total operating expenses	$52,312	$10,720	$41,592	388%

Research and development
Research and development expenses increased by $8.0 million, or 299%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was generally driven by increased costs associated with increased technology development activity with our partners and increased costs associated with continued platform development. These increased costs were primarily attributable to increased headcount and related personnel costs in the amount of $5.2 million, increased stock-based compensation from equity grants in the ordinary course in the amount of $0.9 million, increases in facility overhead, lab operations and research and development related administrative expenses of $1.9 million, including software and professional services.
Research and development expenses increased by $22.0 million, or 321%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was generally driven by increased costs associated with increased technology development activity with our partners and increased costs associated with continued platform development. These increased costs were primarily attributable to increased headcount and related personnel costs in the amount of $12.1 million, increased stock-based compensation from the phantom unit exchange and equity grants in the ordinary course in the amount of $2.8 million, increases in facility overhead and research and development related administrative expenses of $1.4 million, including software and professional services, and increased costs from lab operations in the amount of $5.6 million specifically for our technology development agreements and internal research and platform development activities and increased rent.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses increased by $8.5 million, or 674%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily driven by increased headcount and related personnel and recruitment costs in the amount of $3.2 million, increased stock-based compensation from equity grants in the ordinary course in the amount of $2.8 million, increased administrative costs of $1.3 million, and increased professional service fees in the amount of $0.5 million. The increases in the administrative and professional service fees are the result of our operating as a public company.
Selling, general, and administrative expenses increased by $16.5 million, or 534%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily driven by increased headcount and related personnel and recruitment costs in the amount of $6.1 million, increased stock-based compensation from the phantom unit exchange and equity grants in the ordinary course in the amount of $4.4 million, increased professional service fees in the amount of $3.1 million, of which, $0.9 million represented transaction costs associated with the Totient acquisition, and increased administrative costs of $1.4 million. The increases in the administrative and professional service fees are the result of our operating as a public company.
Depreciation and amortization
Depreciation and amortization expense increased by $1.9 million, or 570%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily due to the increased purchases of lab equipment necessary to complete our increased level of technology development agreements and research and development, purchases of property, equipment, and leasehold improvements related to our new corporate headquarters, and the amortization of intangible assets acquired in 2021.
Depreciation and amortization expense increased by $3.1 million, or 399%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to the increased purchases of lab equipment necessary to complete our increased level of technology development agreements and research and development, purchases of property, equipment, and leasehold improvements related to our new corporate headquarters, and the amortization of intangible assets acquired in 2021.
Other Expenses

	For the Three Months Ended September 30,
	2021	2020	$ Change	% Change
Other income (expense)
Interest expense	$(768)	$(172)	$(596)	347%
Other income (expense), net	(3,427)	(212)	(3,215)	1517%
Total other expense, net	$(4,195)	$(384)	$(3,811)	992%

	For the Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Other income (expense)
Interest expense	$(3,232)	$(459)	$(2,773)	604%
Other income (expense), net	(31,377)	(287)	(31,090)	10833%
Total other expense, net	$(34,609)	$(746)	$(33,863)	4539%

Interest Expense
Interest expense was $0.8 million for the three months ended September 30, 2021 compared to $0.2 million for the three months ended September 30, 2020, representing an increase of $0.6 million, or 347%. We increased borrowings on our term debt in May 2020, which led to an increase in interest expense. In addition, we incurred additional interest expense in connection with finance leases of additional laboratory equipment as we expanded our laboratory capacity from 2020 through 2021. We also recognized increased interest expense related to the convertible promissory notes issued in March 2021 until they were converted into common stock in connection with the IPO.
Interest expense was $3.2 million for the nine months ended September 30, 2021 compared to $0.5 million for the nine months ended September 30, 2020, representing an increase of $2.7 million, or 604%. We increased borrowings on our term debt in May 2020, which led to an increase in interest expense. In addition, we incurred additional interest expense in connection with finance leases of additional laboratory equipment as we expanded our laboratory capacity from 2020 through 2021. We also recognized increased interest expense related to the convertible promissory notes issued in March 2021 until they were converted into common stock in connection with the IPO.
Other Income (Expense), net
Other income (expense), net, decreased by $3.2 million, or 1517%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The decrease was primarily driven by adjustment of the fair value of our convertible notes for $2.9 million, and the change in the preferred stock warrant liability’s fair value in the amount of $0.7 million.
Other income (expense), net, decreased by $31.1 million, or 10833%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease was primarily driven by adjustment of the fair value of our convertible notes for $28.0 million, and the change in the preferred stock warrant liability’s fair value in the amount of $4.1 million, offset by recognition of a gain on extinguishment for the forgiveness of our PPP loan in the amount of $0.6 million.
Liquidity and Capital Resources
Overview
As of September 30, 2021, we had $279.3 million of cash and cash equivalents. As of December 31, 2020, we had $69.9 million of cash and cash equivalents.
We have incurred net operating losses since inception. As of September 30, 2021, our accumulated deficit was $165.9 million. As of December 31, 2020, our accumulated deficit was $90.1 million. To date, we have funded operations through issuances and sales of equity securities and debt, in addition to revenue generated from our technology development agreements. We believe that the proceeds from the IPO, together with our existing cash and cash equivalents will be sufficient to meet our operating expenses, working capital and capital expenditure needs over at least the next 12 months following the date of this filing.
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
Redeemable convertible preferred stock
Through September 30, 2021 and December 31, 2020, we have raised a total of $104.3 million and $99.4 million, respectively, from the issuance of redeemable convertible preferred stock, net of issuance costs. In 2020, we issued shares of Series E redeemable convertible preferred stock for net proceeds of $64.7 million. In 2021, we issued additional shares of Series E redeemable convertible preferred stock for net proceeds of $4.9 million. In July 2021, all convertible preferred stock converted into an aggregate of 46,266,256 shares immediately prior to our IPO.
Bridge Bank Loan and Security Agreement
In June 2018, we entered into a Loan and Security Agreement (LSA) with Bridge Bank (Bank), a division of Western Alliance Bank. We initially borrowed the first tranche of $0.3 million in June 2018. We increased our borrowings to $3.0 million in March 2019, and to $5.0 million in May 2020. As of September 30, 2021, we had $4.0 million in outstanding principal under the facility. The loan originally matured in May 2022, at which time all outstanding principal and accrued and unpaid interest is due and payable. In June 2021, the Company entered into a fifth amendment to the LSA. This amendment modified the term loan’s maturity date to June 16, 2023. This loan is secured by substantially all our tangible assets; intellectual property is excluded from this secured collateral, but is subject to a negative pledge in favor of Bank.
Convertible notes
In March 2021, we issued $125.0 million aggregate principal amount of Convertible Notes to certain existing and new investors. In July 2021, the Convertible Notes converted into an aggregate of 9,732,593 shares immediately prior to our IPO, at a price per share calculated based on 82% of the IPO price of $16.00.
Initial Public Offering
On July 21, 2021, our registration statement on Form S-1 for our IPO was declared effective by the Securities and Exchange Commission (SEC), and the shares of our common stock commenced trading on the Nasdaq Global Select Market on July 22, 2021. The IPO closed on July 26, 2021, pursuant to which we issued and sold 14,375,000 shares of our common stock, including pursuant to the full exercise of the underwriters’ 30-day option to purchase additional shares, at a public offering price of $16.00 per share. We received gross proceeds of $230.0 million, or total net proceeds of $210.2 million from the IPO, after deducting underwriting discounts and commissions of $16.1 million, and offering costs of $3.7 million.

Cash Flows
The following summarizes our cash flows for the nine months ended September 30, 2021 and 2020 (In thousands):

	For the Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in)
Operating activities	(43,519)	(8,449)
Investing activities	(59,061)	(1,261)
Financing activities	337,489	6,581
Net increase (decrease) in cash, cash equivalents, and restricted cash	$234,909	$(3,129)

Cash Flows from Operating Activities
In the nine months ended September 30, 2021, net cash used in operating activities was $43.5 million and consisted primarily of a net loss of $75.8 million adjusted for non-cash items, including depreciation and amortization expense of $3.9 million, stock-based compensation of $7.4 million, gain on extinguishment of our PPP loan of $0.6 million, an increase to our convertible note liability of $30.7 million, an increase to our preferred stock warrant liability of $4.1 million and a net increase in operating assets and liabilities in the amount of $5.4 million.
In the nine months ended September 30, 2020, net cash used in operating activities was $8.4 million and consisted primarily of a net loss of $9.4 million adjusted for non-cash items, including depreciation and amortization expense of $0.8 million and an increase to our preferred stock warrant liability of $0.3 million.
Cash Flows from Investing Activities
In the nine months ended September 30, 2021, net cash used in investing activities was $59.1 million. The net cash used resulted primarily from purchases of lab equipment and leasehold improvements of $29.7 million as we expanded our operations and overall capacity and cash paid as part of our acquisitions of Denovium and Totient of $28.1 million, and an investment in equity securities of $1.2 million.
In the nine months ended September 30, 2020, net cash used in investing activities was $1.3 million primarily from purchases of lab equipment.
Cash Flows from Financing Activities
In the nine months ended September 30, 2021, net cash provided by financing activities was $337.5 million. The net cash provided resulted primarily from total net proceeds of $210.2 million from the IPO, the issuance of Series E redeemable convertible preferred stock, net of issuance costs, in the amount of $4.9 million, the issuance of $125.0 million of convertible promissory notes in March 2021, and was partially offset by principal payments made for leased equipment under finance leases and the term loan in the amount of $2.8 million.
In the nine months ended September 30, 2020, net cash provided by financing activities was $6.6 million. The net cash provided resulted primarily from the issuance of Series D redeemable convertible preferred units, net of issuance costs, in the amount of $4.6 million, proceeds from the issuance of long-term debt and notes payable in the amount of $3.2 million and was partially offset by principal payments made for leased equipment under finance leases and the term loan in the amount of $1.3 million.
Contractual Obligations and Other Commitments
There have been no material changes to our contractual obligations as of September 30, 2021, as compared to those disclosed in our final prospectus filed with the SEC on July 23, 2021.
Income taxes
Our effective income tax rate from continuing operations was 6.7% for the three months ended September 30, 2021 and 9.3% for the nine months ended September 30, 2021. The effective income tax rates reflect the impact of non-deductible expenses, state and local taxes and tax credits. When applicable, the income tax provision also includes adjustments from discrete tax items, including the tax impacts of the business combinations for Denovium and Totient for the nine months ended September 30, 2021.
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
Recent Accounting Pronouncements
See Note 2 to our Financial Statements “Summary of Significant Accounting Policies— Recently adopted accounting pronouncements and Recently issued accounting pronouncements, not yet adopted” for more information.
Emerging Growth Company Status
We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. Section 107 of the JOBS Act provides that an emerging growth company may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 for complying with new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. Section 107 of the JOBS Act provides that we can elect to opt out of the extended transition period at any time, which election is irrevocable. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Subject to certain conditions, as an emerging growth company, we may rely on certain other exemptions and reduced reporting requirements, including without limitation (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; (b) December 31, 2026, the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO; (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.
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
Based upon our evaluation of the Company’s disclosure controls and procedures, as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls were not effective, due to the material weakness in internal control over financial reporting disclosed in our final prospectus filed with the SEC on July 23, 2021 for the fiscal year ended December 31, 2020. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with US GAAP.
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
Ongoing Remediation of Material Weakness in Internal Control over Financial Reporting
We are working to remediate the material weakness and are taking steps to strengthen our internal control over financial reporting through the continued hiring of additional finance and accounting personnel with the requisite technical knowledge and skills. With the additional personnel, we are taking appropriate and reasonable steps to remediate this material weakness through the implementation of appropriate segregation of duties, formalization of accounting policies and controls and retention of appropriate expertise for complex accounting transactions. We will not be able to fully remediate these control deficiencies until these steps have been completed and have been operating effectively for a sufficient period of time. While management believes that progress has been made in enhancing internal controls as of September 30, 2021, and in the period since, the material weakness described in our final prospectus filed with the SEC on July 23, 2021 with respect to the fiscal year ended December 31, 2020, has not been fully remediated due to insufficient time to assess the design, fully implement remediation and assess operating effectiveness of the related controls. Management will continue to evaluate and improve our disclosure controls and procedures and internal control over financial reporting throughout 2021, and will make any further changes management deems appropriate.

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
•If we cannot maintain our current relationships with partners, or if we fail to expand our relationships with our current partners or enter into new relationships, our operating results would be adversely affected as a general matter;
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
•If our partners experience any of a number of possible unforeseen or negative events in connection with preclinical or clinical development, regulatory approval or commercialization of product candidates generated through our partnerships, this could negatively affect our revenue opportunity for that program, and/or have broader deleterious effects on our reputation and future partnership prospects;

•The biopharmaceutical platform technology market is highly competitive, and if we cannot compete successfully with our competitors, we may be unable to increase or sustain our revenue, or achieve and sustain profitability;
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
•If we are unable to obtain and maintain sufficient intellectual property protection for our technologies, including our platform, Denovium Engine deep learning technology and computational antibody and target discovery technology, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technologies or a platform similar or identical to ours, and our ability to successfully leverage our platform technologies may be impaired; and
•Our share price may be volatile, and our operating results may fluctuate significantly from time to time.
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
Our current business has a limited operating history. We began commercial operations in 2018. Before engaging in commercial operations, we focused primarily on technology development. Total revenue was $1.5 million for the three months ended September 30, 2021 compared to $0.9 million for the for the three months ended September 30, 2020. Total revenue was $3.3 million for the nine months ended September 30, 2021 compared to $2.1 million for the nine months ended September 30, 2020. Our revenue was generated primarily from technology development activities. We are very early in the adoption phase of our business model, and, to date, no partner has entered into a license for clinical or commercial use of any intellectual property rights related to biologic drug candidates or cell lines generated utilizing our platform. Moreover, we have only agreed upon clinical or commercial license terms for four of our Active Programs in the event an option is exercised by a partner to license such intellectual property rights. We may never achieve commercial success and we have limited historical financial data upon which we may base our projected revenue. We also have limited historical financial data upon which we may base our planned operating expense or upon which you may evaluate our business and prospects. Based on our limited experience in developing and marketing new technologies, we may not be able to effectively:
•drive adoption of our technologies;
•attract and retain partners;
•enter into licensing arrangements with our partners following completion of our technology development activities;
•establish partnerships that contain economic terms sufficient to make our business model viable;

•achieve sufficient near term revenue or raise sufficient capital to sustain our business to enable us to receive the downstream economics of our existing or future partnerships;
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
We have incurred significant losses since our inception. For the nine months ended September 30, 2021 and 2020, we incurred net losses of $75.8 million and $9.4 million, respectively. As of September 30, 2021, we had an accumulated deficit of $165.9 million. We expect that our operating expenses will continue to increase as we grow our business and will also increase as a result of our being a public company. Since our inception, we have financed our operations primarily from private placements of our preferred equity securities, convertible promissory notes, the sale of common stock in our IPO and the incurrence of other indebtedness, and to a lesser extent, revenue derived from our Integrated Drug Creation Platform. We have devoted substantially all of our resources to the development of our Integrated Drug Creation Platform and commercialization of resulting technology development capabilities. We will need to generate significant additional revenue to achieve and sustain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. We may never be able to generate sufficient revenue to achieve or sustain profitability and our recent and historical growth should not be considered indicative of our future performance.
We will need to raise additional capital to fund our operations and improve our platform. If we are unable to raise additional capital on terms acceptable to us or at all, we may not be able to compete successfully, which would harm our business, operations, and financial condition.
As of September 30, 2021, we had $279.3 million in cash and cash equivalents. In July 2021, we consummated our IPO and issued 14,375,000 shares of common stock, including full exercise of the underwriters’ overallotment option, for net proceeds of $210.2 million, after deducting underwriting discounts and offering related expenses. We expect our current cash and cash equivalents and anticipated cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs over at least the next

12 months. If our available cash resources, including the net proceeds from our IPO, and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for the application of our Integrated Drug Creation Platform to biologic drug discovery or cell line development, or the realization of other risks described in this "Risk Factors” section, we will be required to raise additional capital prior to such time through issuances of equity or convertible debt securities, entrance into a credit facility or another form of third party funding, or seek other sources of financing. Such additional financing may not be available on terms acceptable to us or at all.
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
For the nine months ended September 30, 2021 and 2020, substantially all of our revenue was generated by technology development fees through performing technology development activities addressing molecules in programs for our partners. To date, such fees have generally been payable upon both the inception of, and the demonstration of technical achievement of program milestones, under technology development agreements with our partners. Our business model is dependent on the successful completion of the technology development phase under these arrangements and, more importantly, on our subsequent entry into long-term license arrangements with our partners that entitle us to development, regulatory and commercial milestones and/or royalties with respect to product candidates generated through our platform, which may include product candidates discovered and/or manufactured in cell lines developed by us. We are still in the very early stages of implementing our business model and, to date, no partner has entered into a license for clinical or commercial use of any intellectual property rights related to biologic drug candidates or cell lines generated utilizing our platform. Moreover, we have only agreed upon clinical or commercial license terms for four of our Active Programs in the event an option is exercised by a partner to license such intellectual property rights. If we are unable to maintain partnerships covering Active Programs (including if any partnership covering an Active Program is terminated during or upon completion of the technology development phase) or we are otherwise unable to enter into license agreements for our Active Programs, we will not receive any downstream payments under these programs, which will have a material and adverse effect on our business prospects. Additionally, any such license agreements that we may enter into may not be on terms that are favorable to us and may not result in meaningful revenues to us, or at all, or such license agreements may be terminated.
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
•our ability to reliably adapt our assays to each program to screen large strain libraries and routinely identify molecules/strains that meet the program deliverable requirements;
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
•our partners’ and the biopharmaceutical industry’s continued interest and investment in next-generation biologic drug development, and the continued market growth and clinical and regulatory success of this category collectively;
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
Our inability to continue these initiatives and initiate new technology development efforts could result in a failure to develop our platform, improve upon existing technologies, develop and advance opportunities such as biologics drug discovery, and expand our addressable market, each of which could have a material and adverse impact on our business development, business, financial position and results of operations.
We do not expect to generate significant recurring revenue unless and until such time as we enter into further agreements that, in the aggregate, result in regular and continuous fees for our performance of technology development activities, and, more importantly, agreements under which we would be eligible for future payments upon our partners’ achievement of development and regulatory milestones or commencement of commercial sales with respect to any drug candidates generated using our platform. We are unable to predict whether and the extent to which payments will be made to us under our arrangements and whether and the extent to which we will be able to enter into future arrangements under which we are eligible to generate additional revenues, or the timing of the achievement of any milestones under these agreements, if they are achieved at all. The timing and likelihood of payments to us under these agreements is dependent on our partners’ successful development and commercialization of the molecules discovered using our platform, which is outside of our control. Because of these factors, our operating results could vary materially from quarter to quarter.
Our future success is dependent on the eventual approval and commercialization of biologic drugs developed under our partnerships for which we have no control over the clinical development plan, regulatory strategy or commercialization efforts.
Our business model is dependent on the eventual progression of biologic drug candidates discovered or initially developed utilizing our Integrated Drug Creation Platform into clinical trials and commercialization. This requires us to attract partners and enter into agreements with them that contain obligations for the partners to pay us milestone payments as well as royalties on sales of approved products for the biologic drug candidates they develop that are generated utilizing our platform. Given the nature of our relationships with our partners, we do not control the progression, clinical development, regulatory strategy or eventual commercialization, if approved, of these product candidates. As a result, our future success and the potential to receive milestones and royalties are entirely dependent on our partners’ efforts, over which we have no control. If our partners determine not to proceed with the future development of a product candidate discovered or initially developed utilizing our Integrated Drug Creation Platform or if it implements a clinical or regulatory strategy that ultimately does not enable the further development, approval or commercialization of the product candidate, we will not receive the benefits of our partnerships, which may have a material and adverse effect on our operations.

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
In the nine months ended September 30, 2021 and 2020, revenue from our top two partners and top three partners, respectively, accounted for 79% and 78% of our technology development revenue, respectively. In the three months ended September 30, 2021 and 2020, revenue from our top two partners and top two partners, respectively, accounted for 73% and 99% of our technology development revenue, respectively. The revenue attributable to these partners may fluctuate in the future, which could have an adverse effect on our business financial condition, results of operations and prospects. Our existing partners may cease to use our technologies depending on their own technological developments, availability of other competing technologies and internal decisions regarding allocation of time and resources to the discovery and development of biologic product candidates, over which we have no control. Our existing and future partners may have limited bandwidth to initiate new programs, which could limit their adoption or scale of application of our technologies. In addition, existing partners may choose to produce some or all of their requirements internally by using or developing their own manufacturing capabilities or by using capabilities from acquisitions of assets or entities from third parties with such capabilities. While our business is not substantially dependent on technology development revenues from any individual partner, because we currently have a limited number of partnerships, a loss of one of our partners could adversely impact our revenue, results of operations, cash flows or reputation in any given period.
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
We are seeking to leverage our Integrated Drug Creation Platform as a consolidated technology for simultaneous biologic drug discovery and cell line development. We are seeking to expand our platform and the scope of our capabilities, which may or may not be successful. This includes, but is not limited to, drug discovery, incorporation of non-standard amino acids (nsAAs), and application of artificial intelligence across our Integrated Drug Creation Platform. We expect to incur significant expenses to advance these research and development efforts or to invest in, or acquire complementary technologies, but these efforts may not be successful. For instance, we have very limited experience with the discovery of novel biologic drug candidates and incorporation of nsAAs, and we have not yet deployed these technologies in the context of partnered programs. Additional development will be required for the routine and robust use of these technologies in partnered programs. Through the course of additional technology development, significant unanticipated challenges may arise that adversely affect our future partnership prospects. To expand the scope of our platform, we acquired Denovium, an AI company leveraging deep learning for protein discovery and engineering, in January 2021 and Totient, a computational antibody and target discovery platform company, in June 2021. We are working to integrate the Denovium Engine deep learning technology and computational antibody and target discovery technology into our Integrated Drug Creation Platform to accelerate drug discovery and cell line development efforts. Our long-term goals for this technology, such as constructing deep learning models capable of in silico target identification and drug and cell line design, will require significant investment and long development times and may ultimately never materialize.
Additionally, we may make significant investments in proprietary drug candidates we seek to discover, and any discovery and subsequent development efforts for such drug candidates may not be successful. Such investments may be costly, and, given the uncertain nature of biologic drug discovery and development, our efforts in this field may not be successful. We may also make significant investments in pursuing technology development in industries other than the biopharmaceutical industry, and such pursuits may not be successful. We have no prior experience in using our technology platform in industries outside of the biopharmaceutical industry, and the economic structure of any future transactions in other industries may be less favorable to us than transactions in the biopharmaceutical industry.
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
We use our platform to identify biologic drug candidates and develop cell lines for the production of drug candidates for partners who are engaged in biologic drug discovery and development. These partners include large pharmaceutical companies and smaller biotechnology companies, and may in the future include non-profit and government organizations. While we receive payments for performing research activities and successfully completing technical program deliverables and milestones for our partners, we anticipate that the vast majority of the economic value of the contracts that we enter into with our partners will be in the downstream payments that would be payable if certain milestones are met by our partners with respect to product candidates identified and manufactured using bespoke cell lines developed by our Integrated Drug Creation Platform and royalties on net sales if such product candidates are approved for marketing and successfully commercialized. As a result, our future growth is dependent on the ability of our partners to successfully develop and commercialize therapies based on molecules generated using our platform. Due to our reliance on our partners, the risks relating to product development, regulatory clearance, authorization or approval and commercialization apply to us indirectly through the activities of our partners. Even if our platform is capable of identifying high quality biologic drug candidates, there can be no assurance that our partners will successfully develop, secure marketing approvals for and commercialize any drug candidates based on the proteins that we discover. As a result, we may not realize the intended benefits of our partnerships.
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
If our partners experience any of a number of possible unforeseen or negative events in connection with preclinical or clinical development, regulatory approval or commercialization of product candidates generated through our partnerships, this could negatively affect our revenue opportunity for that program, and/or have broader deleterious effects on our reputation and future partnership prospects.
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
In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that our partners encounter such difficulties or delays in initiating, enrolling, conducting or completing their planned and ongoing clinical trials. Delays of this nature could also allow competitors to bring products to market before our partners do, potentially impairing our partners’ abilities to successfully commercialize products generated in partnership with us and harming our business and results of operations. Any delays in, or suspension of, the development of the product candidates developed by our partners generated using our technology may significantly harm our business, financial condition and prospects. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory clearance, authorization or approval of partnered products in development.
The biopharmaceutical platform technology market is highly competitive, and if we cannot compete successfully with our competitors, we may be unable to increase or sustain our revenue, or achieve and sustain profitability.
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
In addition, competitors may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies. Certain of our competitors may be able to secure key inputs from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to technology and platform development than we can. If we are unable to compete successfully against current and future competitors, we may be unable to increase market adoption of our platform technologies for the biologic drug discovery and cell line development, which could prevent us from increasing our revenue or achieving and sustaining profitability.
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
Risks Related to Our Operations
We rely on a limited number of suppliers or, in many cases, single suppliers, for laboratory equipment and materials and may not be able to find replacements or transition to alternative suppliers on a timely basis, or at all.
We rely on a limited number of suppliers, or in many cases single suppliers, to provide certain consumables and equipment that we use in our laboratory operations, as well as reagents and other laboratory materials involved in the development of our technology. As a result of the ongoing COVID-19 pandemic, national lockdowns and global personnel shortages as a result of “stay-at-home” orders, employees being impacted by COVID-19, workforce reductions and employee attrition have contributed to delays or pauses in the distribution of raw materials and finished goods, and disruptions to manufacturing and supply chains across various industries. Fluctuations in the availability and price of laboratory materials and equipment could have an adverse effect on our ability to meet our technology development goals with our partners and thus our results from operations as well as future partnership opportunities. An interruption in our laboratory operations or technology transfer could occur if we encounter delays, quality issues or other difficulties in securing these consumables, equipment, reagents or other materials, and if we cannot then obtain an acceptable substitute. In addition, we would likely be required to incur significant costs and devote significant efforts to find new suppliers, acquire and qualify new equipment, validate new reagents and revalidate aspects of our existing assays, which may cause delays in our processing of samples or development and commercialization of our technology. Any such interruption could significantly affect our business, financial condition, results of operations and reputation.
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
Our success depends on, among other things, the market’s confidence that our platform is capable of substantially shortening the amount of time necessary to perform certain activities as compared to the use of legacy and other alternative technologies, and will enable more efficient or improved pharmaceutical and biotechnology product development and/or biomanufacturing. There is no assurance that we will be able to meet our partners’ needs in the future, or at all. To date, we have not yet had a program enter clinical testing or progress to manufacture in a cGMP environment, which may reduce our existing and prospective partners' confidence in our platform. We also believe that pharmaceutical and biotechnology companies are likely to be particularly sensitive to defects in, or suboptimal performance of, our platform, including if our platform fails to deliver meaningful acceleration of certain research timelines accompanied by results at least as good as the results generated using legacy or other alternative technologies. There can be no guarantee that our platform will meet the expectations of pharmaceutical and biotechnology companies.
We will need to develop and expand our workforce, commercial infrastructure and laboratory operations to support anticipated growth in demand for our technology development programs, and we may encounter difficulties in managing this development and expansion.
We will need to expand our workforce, commercial infrastructure and laboratory operations to support anticipated growth in demand for our technology development programs. If we are unable to support fluctuations in the demand for our technology development programs, including ensuring that we have adequate capacity to meet increased demand, our business could suffer. As of September 30, 2021, we had 207 full-time employees and we expect to increase the number of employees and the scope of our operations as we continue to develop our technologies. As we seek to increase the number of our partnerships, expand the scope of our existing partnerships and further develop our technological capabilities, we may need to incorporate new equipment, implement new technology systems and laboratory processes and hire new personnel with different qualifications. Failure to manage this growth or transition could result in turnaround time delays, higher technology development costs, declining technology development quality, deteriorating alliance management success, and slower responses to competitive challenges. A failure in any one of these areas could make it difficult for us to meet market expectations for our technologies, and could damage our reputation and the prospects for our business.
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
In January 2021, we consummated the Denovium acquisition, and, in June 2021, we consummated the Totient acquisition. We expect that the integration processes for such acquisitions will require significant time and resources, and we may not be able to manage such processes successfully. If we are not able to successfully integrate Denovium’s or Totient’s businesses with ours, the anticipated benefits of such acquisitions may not be realized fully or may take longer than expected to be realized. For instance, in connection with the Denovium acquisition, we acquired a team of computational biologists and artificial intelligence experts along with a proprietary deep learning platform geared for protein discovery and engineering. There is no guarantee that the assets acquired in the Denovium transaction will continue to benefit our projects or that we will be able to achieve our ultimate goal of in silico protein and cell line design. Further, it is possible that we will experience disruption of either our ongoing business or the legacy Denovium business, including as we continue to service a limited number of Denovium’s ongoing contracts for the foreseeable future. We may also incur higher than expected costs as a result of the acquisitions or experience an overall post-completion process that takes longer than originally anticipated. In addition, at times the attention of certain members of our management and resources may be focused on integration of the acquired businesses and diverted from day-to-day business operations, which may disrupt our ongoing business and the business of the combined company. We have incurred, and expect to continue to incur, significant, non-recurring costs in connection with the acquisitions of Denovium and Totient and integrating our operations with Denovium’s and Totient’s, including costs to maintain employee morale and to retain key employees. Management cannot ensure that the elimination of duplicative costs or the realization of other efficiencies will offset the transaction and integration costs in the near term or at all. Furthermore, uncertainty about the effect of the Denovium acquisition or the Totient acquisition on our business, employees, partners, and third parties with whom we have relationships may have an adverse effect on our business, financial condition, results of operations and prospects. In addition, such challenges in integrating our acquisition of Denovium or Totient may be magnified by the ongoing COVID-19 pandemic.

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
Following the amendments, we were permitted to make interest only payments on the LSA through May 2021, at which time amortization began. However, we may be required to repay the outstanding indebtedness under the loan facility if an event of default occurs under the LSA. An event of default will occur if, among other things, we fail to make required payments under the LSA; we breach any of our covenants under the LSA, subject to specified cure periods with respect to certain breaches; the Lender determines that a material adverse change (as defined in the LSA) has occurred; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit the third party to accelerate the maturity of such indebtedness or that could have a material adverse change on us. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In such a case, we may be required to delay, limit, reduce or terminate our operations or grant to other parties the rights to develop and market our Integrated Drug Creation Platform that we would otherwise prefer to develop and market ourselves. The Lender could also exercise its rights as secured lender to take possession of and to dispose of the collateral securing the term loan, which collateral includes substantially all of our property (excluding intellectual property, which is subject to a negative pledge). Our business, financial condition, results of operations and prospects could be materially adversely affected as a result of any of these events.
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
We depend on information technology and telecommunications systems for significant elements of our business operations, including the operation of our AI platform (Denovium Engine), our antibody discovery software platform, our computational biology system, our knowledge management system, our partner reporting, our platform, our advanced automation systems, and advanced application software. These systems involve computational resources and data storage distributed between onsite servers, cloud platforms hosted by numerous third-party providers (e.g., Amazon Web Services), and a private graphics processing unit cluster owned by us but located and maintained at a facility in Texas. We have installed, and expect to expand, a number of enterprise software systems that affect a broad range of business processes and functional areas, including for example, systems handling human resources, financial controls and reporting, contract management, regulatory compliance and other infrastructure operations. These implementations were expensive and required a significant effort in terms of both time and effort. In addition to the aforementioned business systems, we intend to extend the capabilities of both our preventative and detective security controls by augmenting the monitoring and alerting functions, the network design and the automatic countermeasure operations of our technical systems. These information technology and telecommunications systems support a variety of functions, including manufacturing operations, laboratory operations, data analysis, quality control, partner service and support, billing, research and development activities, scientific and general administrative activities. A significant risk in implementing these systems includes the integration and communication between separate IT systems, and any failure to integrate these systems effectively could adversely affect various aspects of our operations.
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
In late 2019, a novel strain of coronavirus, SARS-CoV-2, which resulted in the ongoing COVID-19 pandemic, surfaced in Wuhan, China. Since then, COVID-19 has spread across the globe and to multiple regions within the United States, including Vancouver, Washington, where our primary office and laboratory space is located. The COVID-19 pandemic is continuing to evolve, and to date has led to the implementation of various responses, including government imposed shelter-in-place orders, quarantines, travel restrictions, mask mandates and other public health safety measures, as well as reported adverse impacts on healthcare resources, facilities and providers across the United States and in other countries. In addition, the spread of more contagious strains, such as the Delta variant, could cause the COVID-19 pandemic to last longer than expected. In the event that government authorities were to further modify current restrictions, our employees conducting technology development or manufacturing activities may not be able to access our laboratory and manufacturing space, and our core activities may be significantly limited or curtailed, possibly for an extended period of time.
Our business has been and may continue to be impacted negatively in a number of ways. For example, we have experienced delays in technology development activities due to supply chain interruptions related to global personnel shortages resulting in delays or pauses in the distribution of raw materials and finished goods, as well as diversion of personal protective equipment and biotechnology research and biomanufacturing supplies to healthcare organizations and COVID-19 vaccine developers. In addition, the global focus on the pandemic and uncertainties of markets has extended our business development timelines, and has negatively impacted our partners’ and potential partners’ willingness to advance negotiations in a timely manner. We have also experienced difficulties recruiting personnel, especially from outside our region, due to travel restrictions and overall uncertainties and reluctance of prospective employees to relocate during the COVID-19 pandemic.
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
In addition, in September 2021, President Biden announced that the Department of Labor’s Occupational Safety and Health Administration (OSHA) would develop an emergency temporary standard (ETS), which would include new obligations for certain employers with respect to COVID-19 vaccinations, testing and paid time off. On November 5, 2021, OSHA published the ETS. We are currently reviewing the ETS to assess the potential impacts of its implementation on our operations.
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
Risks Related to Our Intellectual Property
If we are unable to obtain and maintain sufficient intellectual property protection for our technologies, including our platform, Denovium Engine deep learning technology and computational antibody and target discovery technology, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technologies or a platform similar or identical to ours, and our ability to successfully leverage our platform technologies may be impaired.
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
As of September 30, 2021, we own 36 issued or allowed patents and 54 pending patent applications worldwide, which includes four issued U.S. patents and 11 pending U.S. patent applications. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products or services, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our current or future patented technologies. As a result, our owned and licensed patents and patent applications comprising our patent portfolio may not provide us with sufficient rights to exclude others from commercializing technology and products similar to any of our technology.
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
We are working to remediate the material weakness and are taking steps to strengthen our internal control over financial reporting through the hiring of additional finance and accounting personnel with the requisite technical knowledge and skills. With the additional personnel, we intend to take appropriate and reasonable steps to remediate this material weakness through the implementation of appropriate segregation of duties, formalization of accounting policies and controls and retention of appropriate expertise for complex accounting transactions. We will not be able to fully remediate these control deficiencies until these steps have been completed and have been operating effectively for a sufficient period of time. The hiring of additional finance and accounting personnel and the implementation of improvements to our accounting and proprietary systems and controls may be costly and time consuming.
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
As of October 29, 2021, our executive officers, directors, and 5% stockholders beneficially owned approximately 59.34% of our common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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
During the three months ended September 30, 2021, we granted stock options to purchase 235,674 shares of common stock to our employees, directors and consultants at a weighted average exercise price of 13.67 per share under our 2020 Stock Option and Grant Plan. The issuances of the securities described above were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act or Rule 701 promulgated under the Securities Act as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.
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
The net proceeds of our IPO were $210.2 million, after deducting underwriting discounts and commissions of $16.1 million and offering related expenses of $3.7 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.
As of September 30, 2021, we have used $28.6 million of the net proceeds from the IPO. Cash used since the IPO is described elsewhere in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our periodic reports filed with the SEC. There has been no material change in our planned use of the net proceeds from the IPO as described in the final prospectus for our IPO.
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

10.7#
Employment Agreement, by and between the Registrant and Gregory Schiffman, dated as of July 26, 2021 (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed by Absci Corporation on September 7, 2021 and incorporated herein by reference).

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

ABSCI CORPORATION

Date: November 9, 2021	By:	/s/ Gregory Schiffman
Gregory Schiffman
Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2021	By:	/s/ Todd Bedrick
Todd Bedrick
Vice President, Corporate Controller (Principal Accounting Officer)