Form 10-K
period 2021-12-31
Absci Corp
filed 2022-03-22
CIK 1672688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes   ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                            Yes   ☐     No  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes   ☐     No  ☒
The registrant was not a public company as of June 30, 2021, the last business day of its most recently completed second fiscal quarter and therefore, cannot calculate the aggregate market value of its common equity held by non-affiliates as of such date. The registrant’s common stock began trading on the Nasdaq Global Select Market on July 22, 2021. The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s common stock as of July 22, 2021 (based on the last reported sale price on the Nasdaq Global Select Market as of such date) was approximately $1.2 billion.

The registrant had outstanding 92,772,693 shares of $0.0001 par value common stock as of March 1, 2022
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors.” Forward-looking statements can often be identified by the use of terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking. In particular, these forward-looking statements include, but are not limited to:
•our expectations regarding our further development of, successful application of, and the rate and degree of market acceptance of, our Integrated Drug Creation Platform, including progress towards fully in silico biologic drug discovery;
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
•the potential impact of the ongoing COVID-19 pandemic, including supply chain issues arising from the pandemic and the emergence of new variants of the virus, such as the Omicron and Delta variants, on our business or operations;
•the impact of laws and regulations;
•our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (JOBS Act); and
•our expectations about market trends.
We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. Moreover, we operate in a competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures, or investments we may make or enter into.
You should read this Annual Report and the documents that we file with the Securities and Exchange Commission, or the SEC, with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Annual Report are made as of the date of this Annual Report, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
Except as otherwise indicated, references in this Annual Report on Form 10-K to “Absci,” the “Company,” “we,” “us” and “our” refer to Absci Corporation and its subsidiaries.
Market and Industry Data and Forecasts
We obtained the industry, market and competitive position data used throughout this Annual Report on Form 10-K from our own internal estimates and research, as well as from industry and general publications and surveys, governmental agencies and publicly available information. Internal estimates are derived from publicly available information released by industry analysts and third-party sources, our internal research and our industry experience, and are based on assumptions made by us based on such data and our knowledge of our industry and market, which we believe to be reasonable. In some cases, we do not expressly refer to the sources from which these data are derived. In that regard, when we refer to one or more sources of this type of data in any paragraph, you should assume that other data of this type appearing in the same paragraph is derived from the same sources, unless otherwise expressly stated or the context otherwise requires. In addition, while we believe the industry, market and competitive position data included in this prospectus is reliable and based on reasonable assumptions, such data involve risks and uncertainties and are subject to change based on various factors, including those discussed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. These and other factors could cause results to differ materially from those expressed in the estimates made by third parties or by us.
Trademarks
This Annual Report on Form 10-K contains references to our trademarks and service marks and to those belonging to third parties. Absci®, SoluPro® and SoluPure® are our registered trademarks with the U.S. Patent and Trademark Office. We also use various other trademarks, service marks and trade names in our business, including the Absci logo, ACE Assay, HiPrBind, Bionic Proteins, Translating Ideas into Drugs, Bionic

SoluPro, Integrated Drug Creation, Denovium, and Denovium Engine. All other trademarks, service marks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Annual Report on Form 10-K may be referred to with or without the ® and ™ symbols, but references which omit the ® and ™ symbols should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.
Availability of Other Information about Absci
Investors and others should note that we routinely communicate with investors and the public using our website (www.absci.com) and our investor relations website (investors.absci.com) free of charge, including without limitation, through the posting of investor presentations, SEC filings (including amendments and exhibits to such filings as soon as reasonably practicable after filed with or furnished to the SEC), press releases, public conference calls and webcasts on these websites. The information that we post on these websites could be deemed to be material information. As a result, investors, the media, and others interested in Absci are encouraged to review this information on a regular basis. The contents of our website, or any other website that may be accessed from our website, shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended.

Part I.

Item 1. Business
Our Mission
Our mission is to change the world, one protein at a time. We founded Absci with the goal of creating better medicines and helping them reach patients sooner. We recognized the extraordinary medical and economic potential of protein-based drugs (biologics), but also the significant challenges the biopharmaceutical industry faces to both discover novel biologics and generate cell lines to manufacture them at commercial scale. We looked at the end game – getting better medicines to patients, faster — and asked: how? We built our technology to be that how.
We believe we are replacing the fragmented steps and inefficiencies of the conventional biologic drug discovery and cell line development processes with our fully integrated, end-to-end platform designed to create new and better biologics and accelerate their advancement into clinical trials and ultimately into the marketplace where they can serve patients. Combining innovative approaches, including synthetic biology, high-throughput single-cell screening, and deep learning artificial intelligence (AI), we seek to identify optimal drug candidates by exploring expansive protein sequence solution spaces — including considering sequences that nature's evolutionary trajectory has yet to propose. We believe our platform allows us to expand biological possibilities and generate proteins intractable to produce with other technologies to ensure the best drug candidates have the opportunity to become therapeutic realities for patients. Our goal is to enable the creation of better medicines by Translating Ideas into Drugs.
We believe commercial applications for novel proteins extend far beyond the realm of therapeutics and into other industries including materials science, industrial chemicals, cosmetics, synthetic foods, and agriculture. Today, we are focused on bringing value to the biopharmaceutical industry and generating better medicines. Our near term vision is to enable discovery of novel, targeted biologic drug candidates, and the cell lines to manufacture them, with the click of a button. Looking ahead, we envision a future in which Absci will be the universal engine creating protein-based solutions to advance the bio-based economy, one protein at a time.
Overview
We are a drug and target discovery company harnessing deep learning and synthetic biology to expand the therapeutic potential of proteins. We built our Integrated Drug Creation Platform to identify novel drug targets, discover optimal biotherapeutic candidates, and generate the cell lines to manufacture them in a single efficient process. We believe our approach delivers disruptive efficiency, but more importantly enables our partners to create novel and human/AI-designed new-to-nature biologics (next-generation biologics).
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
We couple our powerful deep learning AI models, built to understand and predict determinants of protein function, with our proprietary synthetic biology capabilities, which include high-throughput single cell assays that can evaluate billions of drug sequence variants, each within its production cell line, for target binding affinity, protein quality, and production level (titer). This combination of in silico modeling with wet lab testing allow us to generate immense real-world datasets that we harness to train and refine our deep learning models. These models guide our protein and cell line designs and enable in silico optimization of multiple attributes. In addition, with our “Totient Target” technology, we use machine learning computational methods to evaluate patient tissue samples and, without biological bias, identify disease-relevant fully human antibodies and their disease- and tissue-specific molecular targets. In addition to the direct utility of these antibodies and targets as drug discovery assets, these data comprising antibody-epitope recognition elements expand our AI models’ training sets and may improve predictive capabilities for future discovery campaigns.
The virtuous cycle, or flywheel effect, enabled by the cycling of our AI predictions, data generation, and AI training, as illustrated below, is what we believe brings us closer to our vision of fully in silico biologic drug discovery and cell line generation with every turn. On the way to the realization of that vision, we believe our unique Integrated Drug Creation approach has the potential to significantly accelerate preclinical development timelines and expand therapeutic possibilities for the biopharmaceutical industry.

Absci proprietary data
Denovium™ Engine (AI platform)
ai
Integrated Drug Creation™ platform
Totient Target technology
SynBio platform

Our goal is to become the partner of choice for biologic drug discovery and cell line development. As a technology development company, we generate biologic drug candidates and production cell lines for our partners to develop. Our business model is to establish partnerships with biopharmaceutical companies and use our platform for rapid creation of next-generation biologic drug candidates and production cell lines. We classify our applications into two key categories: Discovery and Cell Line Development (CLD). We define “Discovery” as any projects for which we are evaluating variants of the protein-of-interest, which includes generation of the production cell line, and we define CLD as a program for which the production cell line alone is the goal of the partnership. Our partners are responsible for preclinical and clinical testing of biologics generated using our platform. We expect our partnerships to provide us with the opportunity to participate in the future success of the biologics generated utilizing our platform, through milestone payments as well as royalties on sales by our partners of any approved products. We aim to assemble economic interests in a diversified portfolio of partners’ next-generation biologic drug candidates across multiple indications.
As of December 31, 2021, we had drug candidates in twelve Active Programs (across eight current partners’ preclinical or clinical pipelines) for which we have negotiated, or expect to negotiate upon completion of certain technology development activities, license agreements with potential downstream milestone payments and royalties. Eight of these Active Programs are focused on developing production cell lines for drug candidates that our partners (Merck & Co., Inc., Xyphos Biotechnology, an Astellas Company (Astellas), Alpha Cancer Technologies, Inc., PhaseBio Pharmaceuticals, Inc., and other undisclosed biotechnology companies) are developing (five preclinical, one Phase 1, one Phase 3, and one animal health). The remaining four Active Programs comprise Discovery applications, including three Discovery programs through our agreement with EQRx and one lead optimization program with Astellas. We define “Active Programs” as programs that are subject to ongoing technology development activities intended to determine if the program can be pursued by our partner for future clinical development, as well as any program for which our partner obtains and maintains a license to our technology to advance the program after completion of the technology development phase. There is no assurance, however, that our partners will advance any drug candidates that are currently the subject of Active Programs into further preclinical or clinical development or that our partners will elect to license our technologies upon completion of the technology development phase in a timely manner, or at all.

Over the last two decades, biologics have emerged as one of the fastest growing class of drugs, with the Evaluate Pharma data reflecting that they account for approximately $254 billion in sales worldwide and represent 12 of the top 20 selling therapeutics in 2020. The majority of recently-approved biologic drugs are monoclonal antibodies, but interest and investment are increasingly shifting towards the development of next-generation biologics, which we estimate, based on our analysis of the Evaluate Pharma data, account for 32% of biologics in Phase 1 clinical development today. Despite this increase, we believe that the biopharmaceutical industry remains constrained in pursuing these new biologic modalities because it lacks suitable approaches to efficiently create next-generation biologics. Existing solutions are largely limited to operating within the scope of what nature has already created. They are not adaptable to the full range of possible human-designed scaffolds or to the incorporation of non-standard amino acids (nsAAs) into the protein-of-interest. They do not effectively leverage AI either to derive and apply non-obvious insights across the discovery and manufacturing process development value chain, or to explore potential drug sequences and structures that lie beyond nature’s boundaries.
Our Integrated Drug Creation Platform enables novel target identification, and parallel discovery of next-generation biologics and with optimized production cell lines by uniquely incorporating engineered biodiversity, proprietary high-throughput single cell assays, and deep learning AI models. We use our platform to predict, identify, design, construct, screen, select and scale production of biologic drug candidates for our partners, and we learn from the data we generate. Our designs are AI-informed and our technology platform is scaffold-agnostic. Our AI leverages deep learning models that are trained on our growing datasets. Our datasets delineate detailed determinants of protein function and manufacturability across billions of single-cell experiments. Our single-cell experiments are performed in our patented production cell lines.
The foundational technologies that power our platform, and generate and harness the Absci proprietary data, are:
•SynBio Platform: Our SynBio Platform is our proprietary E. coli-based system for high-throughput evaluation of billions of protein sequence and cell line design variants in parallel. With our SynBio Platform technologies we generate novel drug candidates, manufacturing cell lines, and proprietary data that we use to train our AI models. Our SynBio Platform comprises the four core technology elements described below:
◦SoluPro & Bionic SoluPro: SoluPro is our patented bioproduction system based on bioengineered E. coli. We further engineered our Bionic SoluPro to facilitate site-specific incorporation of nsAAs into what we call Bionic Proteins. We believe our SoluPro cell lines unlock evolutionary opportunities by expanding the biological repertoire of proteins that can be produced to include new-to-nature proteins such as next-generation biologics.
◦Custom Scaffold Libraries: We can design and generate up to billions of drug candidate sequence variants for each Discovery program. Our platform creates libraries in any scaffold our partner specifies, whether natural, pre-existing, or newly invented. These drug candidate sequence libraries are custom because they are specifically generated for each program and scaffold. We can also specify nsAA incorporation sites as we design these libraries.
◦Folding & Expression Solutions: We curate a diverse collection of folding and expression solutions, which are genetic tools that we use to customize SoluPro and optimize production of the desired protein. We create up to billions of different cell lines and measure each cell’s performance to find the solutions that work best for the protein-of-interest.
◦Breakthrough Assays: Our proprietary Activity-specific Cell Enrichment (ACE) and High-Throughput Proximity Binding (HiPrBind) Assays allow us to evaluate and sort the millions to billions of drug sequences and cell line variants we generate. Tailored for each of our programs, our high-throughput assays can rank and sort billions of cells based on desired parameters such as target affinity, protein quality, and titer. We capture datasets that have the potential to provide us with highly relevant insights about protein function and manufacturability in our system and beyond.
•Denovium Engine: Our “Denovium Engine” is an AI technology that includes deep learning computational models of protein function. The Denovium Engine models, trained on our high-quality data that are particularly relevant to our system, generate non-obvious predictions about the impact of amino acid sequence and cell line engineering parameters on a given protein’s function and manufacturability. In the future, we expect to use AI to inform the identification of drug target, selection of epitope, and choice of drug scaffold, define the scope of sequence variants to generate, and design the cell line attributes. We believe this technology may eventually enable us to optimize complex solution space fully in silico without the need to physically screen billions of options.
•Totient Target Technology: Our computational antibody and target discovery technology is a bioinformatics and machine learning-based platform that allows us to computationally reconstruct sequences of human antibodies and other disease-specific proteins from bulk RNA sequencing (RNA-Seq) data. We can retrospectively select samples from patients who experienced distinct immune responses and assemble sequences of the most highly expressed monoclonal antibodies present in the tissue of interest. We use these antibodies to identify corresponding target proteins (antigens), and thus we uncover both novel and previously recognized immunogenic targets. We are building a library of tissue- and disease-specific target antigens paired with unique human derived antibodies. Our approach is extensible to identifying other disease state-specific macromolecules relevant to therapeutic responses, such as T-cell receptors.
These foundational technologies work together as our Integrated Drug Creation Platform. The diagram below depicts the core activities we accomplish on our platform.

Our process using our Integrated Drug Creation Platform involves the following steps:
•Predict: We expect to use our Denovium Engine AI models to generate non-obvious predictions about what are likely to be optimal drug candidate sequences and cell line designs for any protein-of-interest. The AI combines the collective learnings available in public databases with our own experimental data specifically documenting protein functionality and manufacturability factors relevant to our system. Importantly, our Denovium Engine considers sequences and solutions that it has not seen before, and it may predict entirely new-to-nature protein scaffold elements and sequence motifs or design new biologic modalities. In addition, with data we produce through computational antibody and target discovery technology, we intend to train our Denovium Engine to predict likely drug targets from antibody or other binding protein sequences.
•Identify: Starting with disease tissue samples or bulk RNA sequencing data of interest to our partners, we expect to apply our newly acquired computational antibody and target discovery technology to reconstruct sequences of human monoclonal antibodies that are prevalent in the tissue. With our high-throughput expression system and assay technologies, we believe we can rapidly de-

orphan the antibodies, using them as probes to identify their corresponding antigens. Not only are the antigens, whether known or novel, of potential interest as therapeutic targets, but also the fully human antibody sequences themselves may serve as starting points for lead drug candidate design.
•Design: Based on the program goals, we design custom libraries of protein-of-interest variants in the desired scaffold architecture and specify any desired nsAA placements. Using our Denovium Engine models, we may recommend modifications to the scaffold architecture, as well as define the scope of protein variation to evaluate options beyond sequences that exist in nature. In addition, we also incorporate designs based on folding and expression solutions predicted as relevant by our Denovium Engine models. This entire step is accomplished in silico.
•Construct: Using synthetic biology approaches, we construct up to billions of genetically distinct SoluPro or Bionic SoluPro cells to evaluate. Each cell contains the instructions to make one version of the protein-of-interest, as well as a different assortment of folding and expression solutions.
•Screen: Our proprietary high-throughput ACE Assay allows us to evaluate and sort up to billions of cells. We collect subsets of the population of cells that express the best versions of the protein-of-interest (hits), based on target binding, protein quality, and titer. We also collect large datasets on the genetic determinants of protein function and manufacturability in our system that we use to train our Denovium Engine models.
•Select: With our HiPrBind Assay, using automated multiplexed plate-based methods, we grow micro-batches of each of the thousands of hits from the ACE Assay and perform quantitative characterization of protein function, quality, and titer. We also perform high-throughput biophysical characterization to collect additional data on relevant biophysical attributes that impact developability. We are able to select the best several candidates (leads) in their putative production cell lines for further analytics, as well as collect further data insights to enhance our Denovium Engine models.
•Scale: We optimize fermentation conditions for the selected lead strain(s) to demonstrate desired productivity, quality, and scalability. We perform comprehensive analytics on the lead drug candidate(s) for evaluation and technology transfer to our partners.
•Learn: Throughout our process, we generate large and complex datasets specifying determinants of protein function and manufacturability. We use these data to train our Denovium Engine to enable its models to make increasingly refined predictions for target identification, drug scaffold sequence variation, and cell line designs. Our goal is to train the deep learning models with enough data to be able to input a sequence of a new drug target, or even bulk mRNA from a patient, and have the model output a unique, optimal drug candidate sequence and cell line architecture that we construct and confirm: a process that we refer to as de novo biologic drug creation in silico.
Because of the flexibility of our platform, we can partner with biopharmaceutical companies to address specific challenges, or we can open up opportunities to create new modalities and generate lead drug candidates that previously had not been possible. Programs we undertake vary across the range of our capabilities, from novel target identification and de novo drug discovery in bespoke scaffolds incorporating nsAAs to development of optimized production systems for existing lead drug candidates. Our goal is to demonstrate the value of our fully integrated approach and expand our work with an increasing number of partners on broad multi-molecule discovery partnerships. We believe we offer a compelling value proposition to our partners by:
•Accelerating timelines from idea to drug candidate;
•Enabling the creation of new biologic modalities;
•Improving the production capability of next-generation biologics;
•Designing better drug candidates; and
•Raising biologics production yields and lowering manufacturing costs.
Our initial focus is on enabling the biopharmaceutical industry by transitioning biologic drug discovery and cell line development processes onto our Integrated Drug Creation Platform and providing access to an expanded solution space for drug creation. Over time we envision deploying our platform into other industries as we live by our mission of changing the world, one protein at a time.
Impact of COVID-19
We have been dedicated to prioritizing the health and safety of our employees, contractors, vendors and business partners during the COVID-19 pandemic. We continue to monitor federal, state and local laws and regulations to prevent the spread of COVID-19 at our workplace. We are responsive to updated guidance and work directly with local health authorities, as appropriate. We have limited business travel to that which is critical to continuation of our business operations, and encouraged employees to work from home wherever possible. We have implemented comprehensive COVID-19 policies and communicate closely with our employees to ensure such policies are followed.
As a result of the ongoing COVID-19 pandemic, we have experienced minor delays and disruptions to our supply chain. For further discussion of the risks relating to our third-party suppliers, see the section titled “Risk Factors-Risks related to our operations-We rely on a limited number of suppliers or, in many cases, single suppliers, for laboratory equipment and materials and may not be able to find replacements or transition to alternative suppliers on a timely basis, or at all."
Strategy
We believe we represent a new breed of biotechnology company, integrating powerful artificial intelligence with new synthetic biology technologies to create next-generation biologics. We aim to become a partner of choice to both large pharmaceutical companies and biotechnology companies to enable and empower discovery and cell line development capabilities for biologics. We intend to use our Integrated Drug Creation Platform to empower innovation by identifying new targets, creating new modalities, discovering next-generation biologics, driving efficiencies, broadening pipelines, and accelerating preclinical timelines.
Our strategy to accomplish this is as follows:
•Enable the discovery and development of next-generation biologics and new modalities through our proprietary platform. Our ability to design, construct and rapidly screen large populations of genetically distinct cells enables us to evaluate billions of unique protein variants and increase the probability of finding the most promising biologic drug candidate. We design and optimize new-to-nature modalities with insights from our Denovium Engine models. We also harness the power of nature, using synthetic biology approaches with our E. coli SoluPro strains to produce complex proteins and new modalities. Unlike other biologic drug discovery methods, we evaluate the variants of these desired proteins in the fully-constructed scaffold to enable creation of next-generation biologics while optimizing for target affinity as well as high-titer expression and scalable manufacturability from the beginning of the discovery process. We believe that our platform will empower our partners to bring new and better drugs to market.
•Accelerate biologic drug discovery and cell line development by unifying these processes as “Integrated Drug Creation.” Our platform integrates multiple steps across the biologic drug discovery and cell line development process and our foundational technologies that power our Integrated Drug Creation Platform improve efficiencies at each step. Our approach also has the flexibility to address challenges at specific points in the biologic drug discovery and cell line development process and enable our partners to pursue more efficient biologic drug discovery across expanded solution spaces. By accessing our platform, infrastructure and expertise, our partners have the potential to eliminate extended timelines, reduce costs associated with setting up biologic drug discovery applications and cell line process development, and advance their preclinical programs more efficiently.
•Drive rapid adoption by becoming a partner of choice for large pharmaceutical companies and biotechnology companies. Many large pharmaceutical companies and biotechnology companies are seeking a partner with technologies, resources and teams to enable next-generation biologic drug discovery and execute on early stage preclinical programs. We strive to form strong partnerships across our target partner base and to drive rapid market adoption through increased business development activities designed to gain new partners and expand our existing partnerships to cover additional programs. We believe our innovative approach and ability to create better biologics faster, along with the scalability of our platform, will enable us to build a diversified portfolio of potential milestone revenues and royalty streams from a variety of next-generation biologics across multiple indications.
•Advance the promise of in silico drug creation by leveraging proprietary data and AI. Our Denovium Engine AI learns with each new program we undertake. We are enhancing the predictive power of Denovium by training its deep learning models with our unique multi-dimensional data sets. With enough data and iterations, we aim to achieve in silico creation of novel drug candidates with desired pharmacologic attributes, in bespoke scaffolds, along with high titer production cell lines. With our Totient Target technology we are expanding the content of our training datasets to develop models that understand immune protein interactions and determinants of antibody-antigen specificity. Our Denovium AI technology is the link that correlates business scale with speed and precision. The more partners we have, the more data we generate, the more our Denovium Engine learns. As our Denovium Engine gets smarter, we can create new and better biologic constructs for our partners faster.
•Continuously invest in our platform to push the boundaries of science and unlock the untapped power of biology. We intend to maintain our technological differentiation through investments in teams and technologies, and to continue bolstering our capabilities in areas such as bioinformatics, molecular sciences, biology and chemistry, computation, and protein engineering. We expect to grow and enhance our intellectual property portfolio to protect and secure the value of our innovations. Similar to our acquisitions of Denovium, Inc. and Totient, Inc., we believe we will continue to evaluate strategic technology acquisitions that would be additive to expand and strengthen the capabilities of our platform and deepen our expertise in biologic drug discovery and cell line development.
•Maintain an entrepreneurial, founder-led, scientifically rigorous, data-driven and inclusive corporate culture. Our founder-led team lives by the mantra: “believe in the impossible.” We are disrupting the pharmaceutical industry with bold ideas and fulfilling the promise of life-saving medicines for patients by Translating Ideas into Drugs. Each of our team members brings their energy, expertise, and enthusiasm to bear as we pursue the shared mission of changing the world, one protein at a time.
Industry
Over the last two decades, biologics have been at the forefront of medical advances in a wide range of disease areas including oncology, immunology, infectious and metabolic disease, and many more. Biologics have emerged as one of the fastest growing class of drugs. According to publicly available data aggregated by Evaluate Pharma, the global protein-based biologics market, which we define as including monoclonal antibodies (mAbs), monoclonal antibody conjugates and recombinant products, reached approximately $254 billion in 2020 and is expected to reach $418 billion by 2026, representing a compound annual growth rate of approximately 9%.
Fueled by the medical promise of protein-based drugs, the biopharmaceutical industry has continued to expand its horizons in terms of the different diseases targeted by biologic drug developers as well as the design and different modalities of biologics. The desire by drug developers to manipulate biological mechanisms to fight diseases, explore targets that have not yet been addressed, and succeed in conquering difficult-to-drug targets has led to the development of increasingly complex biologic modalities and the emergence of the field of next-generation biologics. As we define them, next-generation biologics comprise a broad class of new protein-based modalities designed by scientists rather than found in nature. They include modified antibodies such as antibody-drug conjugates and bispecific mAbs, scaffolds based on antibody parts such as Fabs, scFvs, and VHHs, hybrid fusion proteins including T-cell engagers, multivalents, cytokine derivatives, and biologics incorporating nsAAs, and any other new-to-nature protein-based drug imaginable. According to our analysis of Evaluate Pharma data, next-generation biologics currently make up approximately 32% of the Phase 1 protein-based biologics in development.
Established methods for biologic drug discovery and cell line development
The biologics industry has experienced significant growth and technology advancement, but the process of developing a clinical stage-ready biologic drug candidate remains complex, inefficient, and failure-prone, and is typically accomplished through an assembly of isolated technologies. Generating a clinical stage-ready candidate includes two broad sets of technology development processes: biologic drug discovery and cell line development.
Conventional Biologic Drug Discovery: Given a target, conventional methods for biologic drug discovery involve fishing for “hits” that bind the target using methods such as phage display, yeast display or immune cell screening. Unless the hits are already in the desired scaffold, they then must undergo a molecular reformatting step to incorporate the hits into the desired scaffold. It is only once assembled that these “leads” can be evaluated. This reformatting is a low throughput one-by-one process that is prone to challenges such as loss of target specificity once the hit is reformatted into the lead scaffold, or inability to make enough of the lead to even evaluate its promise as a drug candidate. The discovery process, including screening, reformatting, and lead optimization, occurs across several technologies outside of the eventual production cell lines.
Conventional Cell Line Development: Biologics must be biologically synthesized in bespoke cell lines, rather than chemically synthesized like small molecule drugs. Development of cell lines suitable for manufacturing at scale is undertaken only after lead candidates have been selected using transient cell lines for expression. With conventional methods, stable manufacturing cell line development involves introducing a lead candidate into the host cell line, typically Chinese Hamster Ovary (CHO) cells, and then laboriously optimizing conditions and strain characteristics for scalable production of the new drug candidate, if possible. The limited adaptability of CHO cell lines and engineering challenges have constrained the scope of protein-based drugs that can be successfully developed. This can be particularly true for next-generation biologics, which may be impossible to produce with conventional approaches.
The below diagram illustrates the general steps of established approaches for biologic drug discovery and manufacturing cell line development:
Limitations of existing approaches
With conventional fragmented approaches, preclinical timelines are extensive. According to a 2010 publication in Nature Reviews Drug Discovery authored by Paul and colleagues, the time from target discovery to IND was estimated at approximately 5.5 years. Moreover, the authors concluded that failure rates are high, with roughly only one in three lead drug candidates advancing to clinical testing in patients. For those drug candidates that do enter Phase 1 testing, the same publication estimated that 12% go on to receive marketing authorization, taking another eight years to do so. We believe that these long timelines and high failure rates are reflective of an industry reliant on aging systems and processes. It is our view that existing approaches are burdened by the design constraints of their technologies’ evolution, with the current processes representing the culmination of many iterations on the first technologies employed by the industry. New technologies may be tacked on to add incremental expansion of capabilities, but on the whole, the biologic drug discovery and cell line development processes remain fragmented and reliant on legacy component tools. This fragmentation of the processes discourages innovative potential, especially since the current approaches are not readily adaptable to development of next-generation biologics.
We believe the industry suffers from the following challenges and limitations of existing solutions:
•Current methods involve fragmented steps and a patchwork of outdated technologies; new technologies generally focus on isolated steps and do not integrate the processes. We believe drug developers primarily use legacy technologies and fragmented processes to accomplish discrete steps in either biologic drug discovery or cell line development. Moving between steps in the process and different technologies may not be seamless, introducing inefficiencies and creating insurmountable hurdles to advancement of a promising drug candidate. While new technologies and new methods for hit identification or cell line development have been commercialized, these methods do not allow for discovery screening to be performed while the candidate is in its production cell line and therefore cannot enable discovery of a new biologic in parallel with generating its production cell line. As a result, even with updated technologies, established methods contribute to long development timelines and low probabilities of success.
•Commercially available biologic drug discovery platforms are generally constrained as to the types of biologic modalities they can explore. We believe that most of the current approaches to biologic drug discovery impose technological and biological limitations as to the nature of proteins that can be evaluated. High diversity and high-throughput methods are primarily capable of identifying target specificity of small protein fragments or variants of native mammalian proteins. Consequently, newly-designed proteins in novel scaffolds generally require laborious “one by one” evaluation and/or screening by parts and then iterative assembly into the full scaffold. Similarly, conventional methods do not facilitate efficient discovery of new-to-nature proteins that incorporate nsAAs, a desirable feature for post purification chemical modifications. Constraints on the nature of screenable proteins limit the breadth of opportunities for discovery, and may result in suboptimal lead candidates, extended timelines and susceptibility to failure at different steps throughout the process.
•Current approaches to biologic drug production are not readily adaptable to novel protein modalities. Proteins require biological assembly by cellular machinery. Developers of more complex biotherapeutics such as monoclonal antibodies have adapted CHO cells to be reasonably adept bioproduction hosts. However, generation of a CHO cell line to produce any new biologic is not trivial, and an adequate cell line generally takes a year or more to develop. In addition, CHO systems have limited flexibility to produce next-generation modalities; the mammalian cells are difficult to engineer and are not adapted or adaptable to make new-to-nature proteins such as those built in novel scaffolds or incorporating nsAAs. The challenge of generating high-titer manufacturing cell lines is a critical impediment to advancing many novel biologic drug candidates into and through clinical development.
•Current approaches do not leverage artificial intelligence to explore beyond opportunities within nature. The scale and complexity of proteins present significant challenges for developing biotherapeutics. There are more potential protein variants than can ever be evaluated even with the highest throughput approaches. While some computational insights are being gained from experimental observations, there are few if any existing biotherapeutic drug design approaches that make impactful use of high-throughput data in combination with machine learning. We believe there is lost opportunity to train and use deep learning models to predict promising new proteins that lie outside the bounds of what already exists in nature or even what human intelligence can rationally design. The biopharmaceutical industry is still in the early days of augmenting human efforts with artificial intelligence, operating within the bounds of sequence similarities to natural precursors, even when considering functional impact.
•Existing production organisms, or systems, can be inefficient and costly. The vast majority of biopharmaceutical production processes today rely on CHO cell systems. The ongoing drug product costs of operating CHO cell bioproduction processes are high due to the nature of the cells’ growth characteristics and requirements. As reported by Tripathi and Shrivastava in Frontiers in Bioengineering and Biotechnology (2019), CHO cells grow slowly and at low densities, so a single production run generally requires 10 to 14 days of growth in the bioreactor, which limits batch cycles and plant flexibility. The overall productivity of a CHO cell line producing a drug candidate at a 5 gram/liter titer may be less than half a gram per liter per day on average due to the extended growth cycle. Costly growth media and the requirement for downstream viral clearance steps also contribute to the high cost of CHO processes.
As a result of these limitations, we believe the biopharmaceutical industry can benefit from a newly-designed approach that incorporates the best current technologies and AI to accomplish the goal of discovering and advancing promising new biologic drug candidates into clinical development as quickly as possible.

Our Integrated Drug Creation Platform
We built our Integrated Drug Creation Platform to create next-generation biologics including those that lie beyond the scope of nature. To achieve this, we leverage synthetic biology technologies, engineered biodiversity, proprietary functional assays and data-driven deep learning computational models to discover novel disease- and tissue-specific drug targets and next-generation biologic drug candidates while generating optimized production cell lines in parallel. Our platform enables functional evaluation of billions of variants of desired proteins, including complex biologic drug candidates, with simultaneous generation of scalable production cell lines, all in a time- and cost-effective manner. We screen in the desired scaffold format and in the scalable manufacturing cell line. We believe our platform is the only commercially available solution with this capability, enabling costly and lengthy processes to be collapsed into one integrated step.
We use our platform to predict, identify, design, construct, screen, select and scale production of biologic drug candidates for our partners, and learn from the data we generate. Our designs are AI-informed and our technology platform is scaffold-agnostic. Our AI leverages deep learning models that are trained on our growing datasets. Our datasets delineate detailed determinants of protein function and manufacturability across billions of single-cell experiments. Our single-cell experiments are performed in our patented production cell lines.
The foundational technologies that power our platform, and generate and harness the Absci proprietary data, are:
•SynBio Platform: Our SynBio Platform is our proprietary E. coli-based system for high-throughput evaluation of billions of protein sequence and cell line design variants in parallel. With our SynBio Platform technologies we generate novel drug candidates, manufacturing cell lines, and proprietary data that we use to train our AI models. It comprises the four core technology elements described below:
◦SoluPro & Bionic SoluPro: SoluPro is our patented bioproduction system based on bioengineered E. coli. Using synthetic biology techniques, we designed SoluPro to be our chassis cell line. We believe our SoluPro unlocks evolutionary opportunities by expanding the biological repertoire of proteins that can be produced to include complex new-to-nature proteins such as next-generation biologics. We further engineered a version of SoluPro to facilitate site-specific incorporation of nsAAs into proteins for scaled production. We refer to these nsAA-containing proteins as Bionic Proteins and the SoluPro strain we use to produce them as Bionic SoluPro.
◦Custom Scaffold Libraries: We can design and generate custom collections of drug candidate sequence variants for each Discovery program, starting with whatever scaffold our partner specifies, whether natural, pre-existing, or newly-invented, and building out up to billions of different versions to test. These libraries are specifically generated for each program and scaffold, and our AI predictions coupled with our ability to generate libraries in any given scaffold allow us to consider relevant variants that nature could not have proposed. We can also specify nsAA incorporation sites as we design these libraries.
◦Folding & Expression Solutions: We curate a diverse collection of folding and expression solutions, which are genetic tools that we use to customize SoluPro and optimize production of the desired protein. Each protein we work on has different characteristics when it comes to manufacturability factors, and with the folding and expression solutions parts library and our synthetic biology methods, we create up to billions of different cell lines and measure each cell’s performance to find the solutions that work best for the protein-of-interest. The folding and expression solutions collectively comprise an expansive set of genetic modules and techniques we have assembled including ribosome binding site sequences, molecular chaperones, and codon-optimization conventions.
◦Breakthrough Assays: Our proprietary ACE and HiPrBind Assays allow us to evaluate and sort the millions to billions of drug sequence and cell line variants we generate. Tailored for each of our programs, our high-throughput assays can rank and sort billions of cells based on desired parameters such as target affinity, protein quality, and titer. We are also able to capture datasets correlating protein sequence variants and folding and expression solutions with cell line characteristics. These large, highly complex datasets have the potential to provide us with highly relevant insights about protein function and manufacturability in our system and beyond.

•Denovium Engine: Our Denovium Engine is an AI technology that includes deep learning computational models of protein function. The Denovium Engine models, trained on our high-quality data that are particularly relevant to our system, generate non-obvious predictions about the impact of amino acid sequence and cell line characteristics on a given protein’s function and manufacturability. A deep learning neural network approach is well-suited to our complex datasets because the models learn what is relevant to the specific objective, without human annotation or bias. We expect the capabilities of the Denovium Engine to grow with each new set of data we generate and input. In the future, we intend to use AI to inform the identification of drug target, selection of epitope, and choice of drug scaffold, define the scope of sequence variants to generate, and design the cell line attributes. We believe this technology may eventually enable us to optimize complex solution space fully in silico without the need to physically screen billions of options.
•Totient Target Technology: Our computational antibody and target discovery technology is a bioinformatics and machine learning-based platform that allows us to reconstruct sequences of antibodies and other disease-specific proteins from bulk RNA-Seq data. We can retrospectively select samples from patients who experienced distinct immune responses and assemble sequences of the most highly expressed monoclonal antibodies present in the tissue of interest. We use these antibodies to identify corresponding target proteins (antigens), and thus we uncover both novel and previously recognized immunogenic targets. We are building a library of tissue- and disease-specific target antigens paired with unique fully human antibodies. Our approach is extensible to identifying other disease state-specific macromolecules relevant to therapeutic responses, such as T-cell receptors.

We perform our process using our Integrated Drug Creation Platform to predict biologically interesting variants, identify novel disease targets, design custom libraries of sequence variants, construct diverse populations of cells with these libraries and our folding and expression solutions, screen and sort these cells based on our desired criteria, select lead drug candidate/cell line combinations having the desired functionality and manufacturability qualities, optimize these leads for scaled manufacturing readiness, and learn by feeding data from our multitude of single cell experiments into our AI models to continually refine our predictions. Our process using our Integrated Drug Creation Platform includes the following steps:
•Predict: We expect to use our Denovium Engine AI models to generate non-obvious predictions about what are likely to be optimal drug candidate sequences and cell line designs for any protein-of-interest. The AI combines the collective learnings available in public databases with our own experimental data specifically documenting protein functionality and manufacturability factors relevant to our system. Importantly, our Denovium Engine considers sequences and solutions that it has not seen before, and it may predict entirely new-to-nature protein scaffold elements and sequence motifs or design new biologic modalities. In addition, with data we produce through computational antibody and target discovery technology, we intend to train our Denovium Engine to predict likely drug targets from tissue-derived antibody or other binding protein sequences.
•Identify: Starting with disease tissue samples or bulk RNA-Seq data of interest to our partners, we expect to apply our newly acquired computational antibody and target discovery technology to reconstruct sequences of human monoclonal antibodies that are prevalent in the tissue. With our high-throughput expression system and assay technologies, we believe we can rapidly de-orphan the antibodies, using them as probes to identify their corresponding antigens. Not only are the antigens, whether known or novel, of potential interest as therapeutic targets, but also the fully human antibody sequences themselves may serve as starting points for lead drug candidate design.
•Design: Based on the program goals we design custom libraries of protein-of-interest variants in the desired scaffold architecture and specify any desired nsAA placements. This entire step is accomplished in silico, and we incorporate predictions our Denovium Engine models have extracted from our proprietary datasets to improve our designs. We design the synthetic biology components at the DNA level, including gene(s) for the protein-of-interest that will encode the potential future drug candidates. We design custom plasmid libraries for each program we undertake. Plasmids are the carriers of the DNA for the protein-of-interest that will ultimately be delivered into the cell line. We may start with a generic DNA sequence for the desired scaffold and, using our AI predictions, define the parameters of the sequence variation to be evaluated for discovery and/or any targeted nsAA placements. Having designed the gene-of-interest sequences, we augment the computational plasmid designs with a random assortment or selected range of our synthetic biology folding and expression solutions that are included to impart characteristics to the cell lines that optimize production of the protein-of-interest.
•Construct: Using synthetic biology approaches, we construct up to billions of genetically distinct SoluPro or Bionic SoluPro cells to evaluate. Each cell contains the instructions to make one version of the protein-of-interest, as well as a different assortment of folding and expression solutions. We synthesize the designed plasmid libraries and deliver them into our host organism, creating a large population of these host cells for screening. These populations of distinct plasmids modify our base SoluPro strains and generate a large population of genetically distinct cells. The population of cells is cultivated under manufacturing-relevant fermentation conditions to induce production of the protein-of-interest for screening.
•Screen: We screen this large population of cells for the desired characteristics using our proprietary ACE Assay, which enables rapid identification of hits from large genetically diverse populations of cells. The ACE Assay is a binding-based assay that allows us to sort SoluPro cells based on protein-of-interest functionality (such as target affinity) as well as expression level (titer). To accomplish this, we introduce fluorescently labeled binding targets (e.g., the antigen against which we are trying to develop a drug) and use fluorescence activated cell sorting (FACS) to evaluate and sort each cell based on how brightly it fluoresces. Using proprietary methods, we correlate the fluorescent signal with the quantity, quality, and function of the protein-of-interest, and thus we utilize the ACE Assay to characterize millions or billions of independent strains and collect the desired variants based on the parameters we set. In this way we are quickly able to identify the most promising subset of cells from among millions or billions. Our ACE Assay is compatible with a diverse range of protein modalities, including next-generation biologics. We are also generating billions of data points describing sequence modifications and combinations of folding solutions contributing to protein affinity, solubility and manufacturability that we use to train our Denovium Engine deep learning model.
•Select: We use our proprietary HiPrBind Assay to select the best leads from among the screened hits. For expanded clonal populations of each of the hits identified we can quantitatively evaluate and characterize functional parameters of the protein-of-interest such as target binding affinity, titer, and product quality. Our proprietary techniques allow us to discriminate between full length properly folded protein and any other improperly folded or incomplete product-related impurities, in a fully quantitative manner, and again collect the data for training the Denovium Engine models. Like the ACE Assay, the HiPrBind Assay is designed to be readily adaptable to a diverse range of protein modalities. We also perform high-throughput biophysical characterization to collect additional data on relevant biophysical attributes that impact developability. We are able to select the best several candidates (leads) in their putative production cell lines for further analytics, as well as collect further data insights to enhance our Denovium Engine models.

•Scale: We optimize fermentation conditions for the selected lead strain(s) to demonstrate desired productivity, quality, and scalability. Having narrowed the cell population down from millions or billions to closer to a dozen, we employ several banks of state-of-the-art 250 mL fed batch fermenters to perform fermentation process optimization using design of experiments (DOE) methodologies to identify scalable production processes. To generate purified material for internal analytics and evaluation by our partners, we use standard chromatography purification methods to make small batches of protein-of-interest from the selected strains. We perform comprehensive protein analytics to evaluate product quality and purity, and we generate cell banks and documentation suitable for technology transfer to partners or the contract manufacturers they specify.
•Learn: Throughout our process, we generate large and complex datasets specifying determinants of protein function and manufacturability. We use these data to train our Denovium Engine to enable its models to make increasingly refined predictions for target identification, drug scaffold sequence variation and cell line design. Our goal is to train the deep learning models with enough data to be able to input a sequence of a new drug target, or even bulk mRNA from a patient, and have the model output a unique, optimal drug candidate sequence and cell line architecture that we construct and confirm: a process that we refer to as de novo biologic drug creation in silico.

Applications of our Integrated Drug Creation Platform
Our platform is flexible, and we are able to onboard a given program at multiple points in the biologic target identification, drug discovery, and cell line development process. Starting with a given target and a desired scaffold format for an eventual drug candidate, we may perform comprehensive de novo biologic drug discovery through to cell line development. We may enhance discovery opportunities with our partners by building new scaffolds and designing new molecules to incorporate nsAAs to facilitate post-purification chemical modifications. We may further expand program scope to start with target identification activities incorporating our Totient Target technology. We may also design and optimize a high titer production cell line for a partner’s already-established lead drug candidate. We classify our applications into two key categories: Discovery and CLD. Since we deliver a production cell line for each of our projects, we define Discovery as any projects for which we are evaluating variants of the protein-of-interest, and we define CLD as a program for which the production cell line alone is the goal of the partnership.
•Discovery: We commercially launched our initial Discovery applications in December 2020, and to date we have one Discovery program underway for lead optimization. Discovery involves screening for lead drug hits directed to the desired target; the target may be provided by a partner or identified using our computational antibody and target discovery technology. Unlike other commonly used screening methods used for biologic drug discovery, we are screening for hit variants in the complete scaffold, not a domain fragment to be subsequently reformatted. We also screen in production cell line variants. Our Discovery applications are scaffold-agnostic. Whether we are screening variants of an antibody, a T-cell engager, a multivalent Fc-fusion, or any other human- or AI-designed modality, our platform is adaptable to simultaneously optimize for functionality and manufacturability of lead candidates. We believe there is no other commercially available solution that enables comprehensive scaffold-agnostic drug discovery in the desired scaffold format. The Discovery applications that we currently or in the future expect to address with our Integrated Drug Creation Platform are the following:
◦Novel target identification - From tissue samples that are of particular therapeutic interest, we identify prevalent immune-response molecules such as antibodies along with the corresponding antigens, offering new therapeutic targets as well as cognate binding partners for further validation. Whatever the desired biologic modality, we can design, construct, and select the appropriate sequence for lead drug development. And we create an optimized production cell line.
◦Scaffold design and drug platform development - We are uniquely capable of assembling and producing new-to-nature next-generation biologic scaffolds. We may therefore empower our partners with the ability to execute on theoretical modalities, creative fusions, and multivalent molecular hybrids. Within the context of those assembled scaffolds we can evaluate variants to discover new drug candidates designed for optimal target affinity and other desired characteristics. And we create optimized production cell lines.
◦De novo discovery - We may perform de novo discovery by starting with a desired scaffold format for the desired drug and creating a library of relevant sequence variants that will establish the target specificity (e.g., CDR regions of antibody). And we create an optimized production cell line.
◦Bionic Protein creation (nsAA incorporation) - We may engineer a signal into the gene encoding the drug candidate that directs incorporation of an nsAA into the growing protein chain in a site-specific manner. The nsAA provides a handle for chemical modifications including glycosylation, PEGylation, ADC-payload conjugation, and novel branched proteins and chemical conjugates. And we create an optimized production cell line.
◦Human antibody discovery - From our catalog of human-derived antibody sequences we are building a collection of unique fully-human monoclonal antibodies with specificity for validated targets of interest. We may optimize monoclonal antibodies or next-generation biologics derived from these sequences as lead drug candidates in partnered programs. And we create an optimized production cell line.
◦Lead optimization - We may start with drug discovery leads and introduce modifications into the sequences to evaluate variants for improved target affinity, manufacturability, and other pharmacologic characteristics. Thus we can optimize leads that our partners may advance through preclinical development. And we create an optimized production cell line.
•Cell Line Development: We launched our CLD applications in 2018, as our first commercial offering, and all but one of our ongoing programs are for CLD. We classify a program as CLD only when the production cell line alone is the goal of the partnership, or in other words, when the sequence of the lead drug candidate is locked in. Fundamentally, the process utilizing our Integrated Drug Creation Platform is the same as for our Discovery programs, except that the plasmid libraries we design include a fixed lead drug sequence, with variation limited to the assortment of the folding and expression solutions. Screening and selection steps are aimed at identifying the cell lines with highest titer expression of the drug candidate. Partners typically have come to us with late-preclinical or clinical-stage next-generation biologics for which they have not been able to develop a manufacturing process or for which an existing manufacturing process is poorly performing. As we succeed in these CLD programs, we believe we enable the advancement of next-generation biologic candidates that otherwise would not proceed in development due to manufacturability challenges.

Advantages of our Integrated Drug Creation Platform
Our platform integrates biologic drug discovery and cell line development processes, accomplishing these activities in parallel rather than sequentially, as illustrated relative to established approaches in the figure below.

Established approaches
Molecular reformatting
Hit identification
Lead optimization
Manufacturing-ready cell line
Lead drug candidate + Manufacturing cell line
Transient cell line generation
Stable cell line generation
*Process takes **years**, limited adaptability to new modalities*
absci
Hit identification + Lead optimization + Manufacturing-ready cell line
Lead drug candidate + Manufacturing cell line
*Process takes **weeks or months***
Adaptable to any modality

We have designed our Integrated Drug Creation Platform to provide the following potential benefits for our partners:
•Accelerated timelines from idea to drug candidate: Our platform integrates biologic drug discovery and cell line development, collapsing time-consuming fragmented activities into one integrated process. Because from the start we screen for hits in the desired scaffold format and in the cell line that will scale up for manufacturing, we can bypass common failure points and avoid the need for molecular reformatting or subsequent cell line development. We optimize drug candidate properties and cell line performance in parallel from the outset of the project. We leverage our Integrated Drug Creation Platform and foundational technologies to accelerate novel target identification, biologic drug discovery, and cell line development timelines, whether we start with a lead candidate for which a partner needs a cell line, a new target against which a partner wants to create a next-generation drug candidate, or a scope that falls somewhere in between. Depending on the complexity of the project and the priorities specified by the partner, we can create a cell line for a defined biologic in as little as 10 days. Our timelines for CLD may enable transition from gene to production of material designed to comply with current good manufacturing practice (cGMP) requirements in six months, versus one to two years for standard CHO cell line development. Because our discovery occurs in the same process, we expect to meet similar timelines with our Discovery programs. Our timelines relative to industry standards are depicted in the figure below.
•Creation of new biologic modalities: Our Discovery applications are scaffold-agnostic. We use a synthetic biology approach and harness the power of nature using our SoluPro strains, which we have bioengineered to produce complex proteins rapidly and effectively. Utilizing our Integrated Drug Creation Platform, we specialize in creating new biologic modalities, discovering next-generation biologics in engineered scaffolds, and creating Bionic Proteins that incorporate nsAAs. Unlike other biologic drug discovery methods, from our initial screens we are looking for hit variants in the fully-constructed scaffold, not a domain fragment to be subsequently reformatted. By screening in the fully assembled molecular format and in the scalable production cell line, any leads we identify are designed to be readily manufacturable. Thus, we expect to enable entirely new biologic opportunities and reduce frustrating and costly preclinical failures that impede advancement of new-to-nature next-generation biologics.
•Efficient production of complex biologics: We have bioengineered our SoluPro strains to excel at producing a wide variety of complex proteins. SoluPro overcomes the challenges encountered in using E. coli strains to synthesize complex biologics that first led the industry to turn to CHO cells. With our Integrated Drug Creation Platform, we deploy our synthetic biology toolkit and our folding and expression solutions libraries to customize the scaffold-agnostic base SoluPro strains to enable high titer production of the proteins we address. We are not restricted to making proteins that look like proteins found in nature; our SoluPro strains are readily adaptable to making biologics in new scaffolds or incorporating nsAAs. Because of the scope and throughput of our assays, we can evaluate millions or billions of potential strains to efficiently identify configurations of folding and expression solutions that confer optimal protein production performance.
•Design of better drug candidates based on AI predictions: We use deep learning artificial intelligence models trained on our proprietary datasets as well as functional characteristics of millions of proteins represented in public databases to design new drug candidates to have desired pharmacologic performance without constraining ourselves to what nature has already discovered. We evaluate up to billions of distinct cell lines for each project. In addition to identifying the best performing drug sequences and cell lines, we are also generating immense datasets with the goal of substantiating and differentiating the relevant from the irrelevant, the optimal from the contraindicated, in the solution space of target specificity, drug sequence variation, and folding solutions. We harness this evidence to progressively train our deep learning Denovium Engine, which then outputs progressively more relevant and valuable predictions to direct our synthetic constructions. We believe this highly specialized deep learning approach is differentiated by both the technology that underpins the Denovium Engine and the proprietary data we feed it. Our Denovium

Engine models enable multi-parameter predictions and simultaneous optimization of attributes in parallel, making predictions that solve for desired attributes such as bioavailability, stability, immunogenicity, as well as target affinity and manufacturability. We believe that insights we achieve through the integration of deep learning will ultimately help identify the new drug candidates with the best chances for clinical success.
•Increase manufacturing productivity and reduce costs: Beyond the savings afforded by reduced failure rates and accelerated timelines, we believe our SoluPro cell lines’ high productivity can translate into significant reductions in drug substance cost of goods. We estimate that biologic drug substance cost of goods saving could be on the order of 50% relative to CHO production systems, the most widely used system in the biopharmaceutical industry today. As discussed by Tripathi and Shrivastava in “Recent Developments in Bioprocessing of Recombinant Proteins: Expression Hosts and Process Development” in Frontiers in Bioengineering and Biotechnology (2019), and according to our experience, the primary determinant is the rapid and high-density growth of E. coli SoluPro relative to CHO cell lines; the SoluPro bioreactor growth cycle time is 1-2 days, as compared to 10-14 days for CHO cell lines. Given cell lines that achieve comparable protein production titers in SoluPro and CHO systems, the SoluPro system’s productivity would be roughly 5-10 times that of the CHO system on a grams per liter per day basis. In addition, SoluPro has other advantages associated with the use of E. coli as a biomanufacturing organism. In particular, its growth media ingredients are lower cost relative to the media required for mammalian cells, viral clearance studies are unnecessary, and heterogeneous glycosylation patterns do not hamper drug product quality or characterization.
Our Market
Our market opportunity is driven by the number of biologic candidates we generate and the successful development and commercialization of these candidates by our partners. As reflected in the Evaluate Pharma data, there are currently 1,250 companies involved in developing and marketing over 4,950 protein-based biologics, which we define as including candidates categorized as monoclonal antibodies (mAbs), monoclonal antibody conjugates (ADCs), and recombinant products (comprising novel fusion proteins as well as numerous conventional recombinant proteins, peptides, and hormones), but excluding those categorized as cell therapies, DNA and RNA based therapies, gene therapies, plasma-derived therapies, and vaccines. In 2020, cumulative global sales of these protein-based biologics reached approximately $254 billion, representing 33% of the sales of all drugs. In 2020, 72 protein-based biologics reached blockbuster status with annual worldwide sales higher than $1.0 billion. Of the total protein-based biologics sales, mAbs represent approximately 63%, with average per product peak sales of $2.7 billion (median $1.3 billion). The protein-based biologics market is expected to reach $418 billion by 2026, representing a compound annual growth rate of approximately 9%. In the near term, we are focused on the next-generation biologics market, which we estimate based on our analysis of the Evaluate Pharma data to represent approximately 32% of protein-based biologics in Phase 1 clinical development. We estimate next-generation biologics represent a similar proportion of the 2,539 preclinical protein-based biologics. While our Integrated Drug Creation Platform is suited to generation of any type of protein-based biologic, we believe our capabilities are especially differentiated in the area of next-generation biologics. We expect our future programs to be principally in this category as we seek to provide an avenue to expand the number and variety of next-generation biologics in development by our existing and future partners, including with the addition of nsAA-containing Bionic Proteins to their pipelines.
The figures below illustrate the number of protein-based biologics in each phase of development, including our estimate of the number of next-generation biologics in preclinical development, and the projected sales of protein-based biologics.

Number of Protein-Based Biologics by Development Stage in 2020

Other Protein-Based Biologics
Next-Generation Biologics
2,539
824
1715
647
210
437
544
107
437
275
36
239
67
8
59
890
36
854
Preclinical (estimates)
Phase 1
Phase 2
Phase 3
Filed
Marketed

Protein-Based Biologics Sales

$ in billions
CAGR of 9%
$418
$254
2020A
2026E

Sources: Evaluate Pharma [April 2021], Evaluate Ltd. and company estimates

Other market opportunities
Proteins are fundamental components of a wide variety of current or potential biological products. We believe our platform is applicable beyond the biopharmaceutical market, including into markets such as diagnostics, materials science, agriculture, industrial, animal health, cosmetics and synthetic food. While our initial focus is on the biopharmaceutical market, we recognize there are broad market opportunities in these additional industries, and we may pursue those opportunities in due course. For example, we currently have one program in animal health.
Our Business Model and Partnerships
Our business model differs from the traditional biotechnology company model. As a technology development company, we generate biologic drug candidates and production cell lines for our partners to develop. Our business model is to establish partnerships with biopharmaceutical companies and use our Integrated Drug Creation Platform for rapid creation of next-generation biologic drug candidates and production cell lines.
We are invested in the clinical and commercial success of the product candidates generated for our partners using our Integrated Drug Creation Platform. We expect that our partnerships will provide us with the opportunity to participate in the future success of the biologics generated utilizing our platform, through potential clinical, regulatory and commercial milestone payments as well as royalties on net sales of approved products. We aim to assemble economic interests in a diversified portfolio of partners’ next-generation biologics across multiple indications. We believe our business model is capital efficient as our partners fund our technology development work, and we do not invest in clinical development or scaled manufacturing infrastructure.
We structure our partnerships as technology development agreements (each molecule we address for Discovery or CLD is a “program”) with options for our partners to license intellectual property rights to the biological assets we create after completion of the technology development phase. For the technology development phase, partners may (i) provide a target for discovery of a new next-generation biologic and/or Bionic Protein or novel scaffold, (ii) supply a specified lead drug candidate sequence for cell line development, or (iii) request a scope that falls somewhere in between (i) and (ii) with optimization of a lead candidate or set of candidates as the primary goal. Regardless of the scope, the biology we ultimately provide to our partners is a manufacturing-ready cell line expressing the new or partner-provided protein-of-interest. For most future partnerships, we expect to negotiate and agree to downstream economic terms of any license to our intellectual property rights before initiating the technology development phase. We anticipate that these technology development and license agreements may provide us with rights to receive payments upon the achievement of various clinical, regulatory and commercial milestones for the applicable product candidates, as well as royalties on net sales at least during the marketing exclusivity period of candidates approved for commercialization.
As of December 31, 2021, we had drug candidates in twelve Active Programs (across eight current partners’ preclinical or clinical pipelines) for which we have negotiated, or expect to negotiate upon completion of certain technology development activities, license agreements with potential downstream milestone payments and royalties. Eight of these Active Programs are focused on developing production cell lines for drug candidates that our partners (Merck & Co., Inc., Xyphos Biotechnology, Astellas, Alpha Cancer Technologies, Inc., PhaseBio Pharmaceuticals, Inc., and other undisclosed biotechnology companies) are developing (five preclinical, one Phase 1, one Phase 3, and one animal health). The remaining four Active Programs comprise Discovery applications, including three Discovery programs through our agreement with EQRx and one lead optimization program with Astellas. We define “Active Programs” as programs that are subject to ongoing technology development activities intended to determine if the program can be pursued by our partner for future clinical development, as well as any program for which our partner obtains and maintains a license to our technology to advance the program after completion of the technology development phase. There is no assurance, however, that our partners will advance any drug candidates that are currently the subject of Active Programs into further preclinical or clinical development or that our partners will elect to license our technologies upon completion of the technology development phase in a timely manner, or at all.
In addition to our twelve Active Programs, we have also completed CLD technology development for 22 additional molecules. These historical programs were both internal research programs and technology development programs with third parties, and they were intended to demonstrate our platform’s capabilities as we addressed successively broader ranges of biologics and next-generation modalities. We did not transfer technology or grant licenses related to these programs, and we anticipate no further revenue or other downstream payments.
The following table summarizes the biologic modalities for all of our current and historical programs, including our Active Programs:

Biologic Modality	# of Programs
	Active Programs	All Programs
Bispecific mAb	1	1
Bispecific T-cell engager	2	3
Cytokine	1	2
Fab*	1	4
Multivalent Fc*-fusion	2	2
Plasma protein	1	1
mAb	1	4
Fc-fusion		3
scFv*-fusion		2
VHH*-fusion		2
Enzyme		2
Hormone		5
Not specified	3	3
Total	12	34
*Fab = antigen-binding fragment; Fc = crystallizable fragment; scFv = single-chain variable fragment;
VHH = single variable domain on a heavy chain (nanobody)

*
Commercial
Our commercial strategy centers on entering into technology development partnerships with companies involved in biologic drug development, with a focus on the biopharmaceutical industry. Our goal is to secure new partners and expand our relationships with existing partners by solving challenges they face in discovery and cell line development and by enabling creation of new biologic modalities. With initial success, we aim to increase the number of molecules with each partner, as well as expand the application of our platform across each partner’s discovery and cell line development activities.
Our business strategy involves forming partnerships with biopharmaceutical companies of all sizes and enabling our partners to bring their ideas to fruition. We currently have a core business development team raising awareness of our platform within the biopharmaceutical industry and establishing adoption through partnerships. We are initially focusing our business development efforts on large pharmaceutical companies with the potential to create multi-program opportunities, as well as biotechnology companies that are, or desire to be, leaders in next-generation biologics creation. We expect to partner with companies that are highly enabled and at the forefront of next-generation biologics but which may have had limited success due to technological challenges. We also expect to partner with companies that may have some presence in biologics but limited capabilities in novel biologic drug discovery and are looking to expand their pipelines. We also see opportunities to partner with focused biotechnology companies that are highly enabled with a biologics platform or multi-product pipeline but limited capabilities in drug discovery or cell line development. We expect these companies to seek access to our integrated platform to improve the quality of their lead drug candidates and enable development of scalable manufacturing cell lines to accelerate their development efforts and push the frontier of therapeutics.
We also have an alliance management team focused on supporting our successful partnership programs and growing our relationships with existing partners to include additional biologic candidates as well as expand to broader discovery programs. We believe that exceptional alliance management execution is critical to the success of our existing partnership programs and to transforming first-time partners into repeat and broad scope collaborators. We emphasize mutually beneficial partnerships through alignment of performance objectives, and we foster our partners as champions of our technology. We expect to expand our business development and alliance management teams significantly as we scale our business in the near term.
Our Growth Strategy
Our goal is to establish our proprietary, end-to-end platform as the industry standard for biologic drug discovery and cell line development. We are laying the groundwork for integration into our partners’ discovery organizations, with the goal to be the de facto starting point for new drug creation. Our growth strategy is to:
•Establish new partnerships to create biologic drug candidates. We believe that our platform has a clear and differentiated value proposition for biologic drug discovery and cell line development. We have been successful in attracting initial partners, and we are continuing to expand our capabilities and enhance our platform to offer an even more powerful integrated solution. Given the increasing level of biopharmaceutical industry interest in creating novel biologics, we believe there is a large untapped market of potential partners ranging from traditional large pharmaceutical companies to emerging biotechnology innovators who can realize benefits from our platform. We believe that we offer a way to transcend the discovery and production challenges faced by the many companies that are investing in developing innovative new protein-based medicines. As we continue to establish our platform as the go-to solution for biologic drug creation, we expect to continue to attract new partners. We employ a business development team focused on raising awareness of our capabilities and establishing new partnerships.
•Increase the number of molecules on which we work with our existing partners. We believe that achieving technical success with an existing partner’s drug candidate is the best proof of concept, and we intend to leverage those successes to expand our existing partnerships to address additional molecules in our partners’ respective pipelines. Partners may have a unique scaffold upon which they build successive drug candidates, hence pursuing additional programs based on the same scaffold is a clear opportunity for expanding existing partnerships. Regardless of modality, we expect to generate additional business from existing partners as they experience firsthand the success and efficiency of our platform. Our alliance management team is focused on supporting our partnership success and growing the number of molecules on which work with our partners.
•Expand the scope of our partnerships across the biologic drug discovery and cell line development value chain. We launched our CLD applications in 2018 and our initial Discovery applications in December 2020. Our goal is to expand our partnerships to apply a broader set of our platform capabilities, including both Discovery and CLD. Because we launched our CLD applications first, we have historically initiated our partnerships with CLD programs for lead drug candidates that have proven challenging to produce. CLD program partners often become interested in our Discovery applications, which include novel target identification, lead optimization, de novo discovery, Bionic Protein creation (nsAA incorporation), human antibody discovery, and the enablement of novel scaffold designs that could spawn new modalities. We look to expand the scope of partnerships to address additional classes of molecules, thereby presenting additional milestone and royalty opportunities. We intend to continue to invest in growing our platform’s capabilities and aim to expand our applications to offer even more comprehensive solutions for our partners.
•Create new biologic modalities and novel conjugates with Bionic Proteins that incorporate nsAAs. We aim to use our platform to pursue a wide range of applications and to enable the creation of new drug modalities and previously inaccessible conjugates. To achieve this, we introduce customized machinery into our Bionic SoluPro strain that empowers it to incorporate nsAAs at specified locations in proteins. We can create entirely new drug modalities and assemble previously inaccessible conjugates using straightforward chemistry in combination with the nsAA incorporation. We expect to apply this differentiated capability repeatedly across numerous programs to add substantial value to our partners’ discovery and development processes.
•Grow our platform through R&D and strategic acquisitions. We intend to continue innovating and extending avenues for creating better new biologics and cell lines at a faster pace. Near term, we are investing in research and development activities to refine our nsAA incorporation, de novo discovery, and purification technologies to enable targeted chemical modifications and conjugations in a homogenous manner. With our acquisition of Totient, and the addition of computational antibody and target discovery technology, we expect to engage with partners seeking differentiated disease-specific discovery opportunities for biologics development. We are also integrating our recently-acquired Denovium Engine deep learning artificial intelligence across our technologies, and we are driving toward a future in which the Denovium Engine understands the relevant drug and cell line determinants so comprehensively that its models can predict what we believe is the best scaffold and drug sequence as well as cell line design for any given target, without screening. This would be the realization of our vision of de novo drug creation in silico. We also intend to pursue opportunities for expanding our platform using AI as well as other technologies that we may develop or acquire. Biological validation technologies, preclinical evaluation models, and downstream protein purification technologies are all potential areas of strategic interest that could further enhance our value proposition to partners and provide us with important insights to steer our internal efforts.
•Create proprietary assets. We intend to selectively create our own lead drug candidates and advance them through preclinical validation. In such cases we may out-license pre-IND candidates for clinical advancement by a partner, with the expectation of a greater share in the economics relative to the milestones and royalties we may secure for our core platform technology development licenses.
•Leverage our platform to address market opportunities outside of biopharmaceuticals. Although we are currently focused on the biopharmaceuticals markets and we intend to maintain this focus in the near term, we believe our platform has the foundational technology and capabilities in place to capitalize on the opportunity to create proteins of value in many other industries. Such potential target applications include materials science, industrial chemicals, cosmetics, synthetic foods, and agriculture. Over the longer term, we may create new biological tools and designer enzymes that lead to applications spanning, but not limited to, bioremediation solutions, bioprocessing achievements, organic agricultural advances, and cost-effective protein-based consumables.
Competition
The market for technologies that enable biopharmaceutical research and development, such as ours, is global, characterized by intense competition and subject to significant intellectual property barriers. The solutions and applications offered by our competitors vary in size, breadth, and scope, and we face competition from many different sources. Due to the significant interest and growth in biopharmaceutical research and development more broadly, we expect the intensity of this competition to increase.
We do not believe there are any other commercially available solutions that enable high-throughput screening of next-generation biologic drug variants in the assembled scaffold in the production cell line. Moreover, we are not aware of technologies that allow for efficient discovery of full length next-generation protein based therapeutics. We are aware of potential competitors addressing certain steps in the target identification, biologic drug discovery, and cell line development processes or adjacent aspects of the broad process, including:
•in the field of novel target identification, we may face competition from academic, pharmaceutical, and biotechnology research initiatives, as well as companies focused on novel methods for target identification, including Insitro, Inc., TScan Therapeutics, Inc., and 3T Biosciences, Inc.;
•in the field of AI-guided drug design and discovery, we may face competition from companies designing novel proteins such as Generate Biomedicines, Inc., as well as adjacent technology companies pursuing small molecule design such as Schrodinger, Inc., Recursion Pharmaceuticals, Inc., Relay Therapeutics, Inc., Atomwise Inc., Valo Health, Inc., and Exscientia Limited;
•in the field of scaffold design and drug platform development, we may face competition from pharmaceutical and biotechnology companies developing novel biologic modalities including Amgen Inc., Crescendo Biologics Limited and Harpoon Therapeutics, Inc., among others;
•in the field of novel human/humanized antibody discovery, we may face competition from companies such as AbCellera Biologics Inc., Adimab LLC, and Alloy Therapeutics, Inc.;
•in the field of non-standard amino acid protein engineering, we may face competition from companies such as Ambrx Inc. and Sutro Biopharma, Inc. (Sutro); and
•in the field of cell line generation and single-cell screening, we may face competition from service providers, such as Lonza Group AG and Selexis SA, companies offering instrumentation, such as Berkeley Lights Inc., and companies with alternative protein production systems, such as Sutro.
In addition, we are aware of other synthetic biology companies focused on developing various custom cell lines in a variety of model organisms for biomanufacturing of molecules relevant to other industries. These companies, which include Ginkgo Bioworks, Inc., Zymergen Inc., Geltor, Inc., and Bolt Threads, Inc. may in the future pursue biopharmaceutical applications of their platforms that could compete with our technologies.
Our target partners may also elect to develop their own processes on legacy systems, use in house solutions, or use traditional methods, rather than implementing our platform and may decide to stop using our platform. In addition, there are many large established players in the life science technology market that we do not currently compete with but that could develop systems, tools or other products that will compete with us in the future. These large established companies have substantially greater financial and other resources than us, including larger research and development staff or more established marketing and sales forces.
For a discussion of the risks we face relating to competition, see “Risk Factors—Risks Related to our Business and Strategy—The biopharmaceutical platform technology market is highly competitive, and if we cannot compete successfully with our competitors, we may be unable to increase or sustain our revenue, or sustain profitability.”
Intellectual Property
We use a variety of intellectual property protection strategies, including patents, trademarks, trade secrets and other methods of protecting proprietary information. Our success depends in part on our ability to obtain and maintain intellectual property protection for the components of our Integrated Drug Creation Platform; to defend and enforce our patents, to preserve the confidentiality of our trade secrets; to operate without infringing valid and enforceable patents and other proprietary rights of third parties and to identify new opportunities for intellectual property protection.
As of December 31, 2021, we own 40 issued or granted patents and 83 pending patent applications worldwide, which includes four issued U.S. patents and 36 pending U.S. patent applications. We also have granted patents in the EU, Australia, Japan, Brazil, Canada, China, Hong Kong, Israel, Mexico, and Republic of Korea. Our patents and patent applications, if issued, are expected to expire between August 2033 and

December 2042, in each case without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.
Our patents and patent applications include the following:

Technology	Issued Patents	Pending Applications	Type of Protection
Host strains, accessory proteins, expression vectors and other expression technology, including non-standard amino acid technology	4 U.S. 36 foreign	11 U.S. applications (3 provisional) 1 PCT Application 19 foreign applications	Compositions, methods, kits
Proprietary Assays and Techniques		4 U.S. applications (3 provisional) 2 PCT applications 10 foreign applications	Compositions, Methods
Antibodies, nucleic acids, vectors, host cells, kits, and methods of treating diseases, such as cancer and COVID		23 U.S. applications (21 provisional) 1 PCT application 13 foreign applications	Compositions, methods, kits
Antibody discovery computational methods		1 pending application (PCT)	Methods
The protection provided by a patent varies from country to country, and is dependent on the type of patent granted, the scope of the patent claims, and the legal remedies available in a given country. In addition, the term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest non-provisional filing date, subject to any disclaimers or extensions. The term of a patent in the United States can be adjusted due to any failure of the United States Patent and Trademark Office (USPTO) following certain statutory and regulation deadlines for issuing a patent. In addition, in the United States, the term of a U.S. patent that covers an FDA-approved drug may also be eligible for patent term extension, which, if granted, permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the original expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if we determine to develop our own product candidates and any such product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those products. While we may seek patent term extensions of our relevant issued patents in any jurisdiction where such extensions are available, there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions.
As of December 31, 2021, we owned registered trademarks for Absci, SoluPro, SoluPure in the United States, as well as eight trademark registrations in other jurisdictions.
In addition to patent and trademark protection, we also utilize other forms of intellectual property protection, including copyright, internal know-how and trade secrets, when such other forms are better suited to protect a particular aspect of our intellectual property position. For example, our trade secrets encompass certain algorithms associated with our deep learning Denovium Engine, our computational antibody and target discovery technology, manufacturing protocols for our E. coli SoluPro strains, libraries of protein folding solutions and design of molecular libraries for drug discovery. We believe our proprietary rights are strengthened by our comprehensive approach to intellectual property protection. It is our policy to require our employees, consultants, advisors and other independent contractors to execute confidentiality and invention assignment agreements upon accepting employment, consulting or similar relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. We also take precautions through the use of security measures to prevent the release of our proprietary information to third parties.
Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees, consultants, advisors and other independent contractors, these agreements may be breached and we may not have adequate remedies for any breach. In addition, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. As a result, we may not be able to meaningfully protect our trade secrets and other proprietary technology. For a discussion of the risks we face relating to intellectual property, see “Risk Factors—Risks Related to our Intellectual Property.”
Government Regulation
Regulations Related to the Discovery, Development, Approval and Commercialization of Biotherapeutics
Our focus is on the use of our platform to enable our partners to improve the speed and success of their biologic product discovery and development efforts. As such, while we are subject to a number of regulations, such as those governing our laboratory facilities as well as regulations that apply to businesses in the private sector generally, we are not subject to many of the types of regulations that ordinarily apply to companies in the life sciences, biotechnology and pharmaceutical sectors and industries. However, we believe that the long-term success of our business depends, in part, on our partners’ ability to successfully develop and sell products identified and created through our platform technology. The regulations that govern our pharmaceutical and biotechnology partners are those we therefore believe have the most significant impact on our business.
Government authorities in the United States, at the federal, state and local level, and in the European Union and other countries and jurisdictions, extensively regulate, among other things, the research, development, testing, manufacturing, quality control approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of pharmaceutical products, including biological products such as those that our partners develop. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources. If we or our partners fail to comply with applicable laws or regulations at any time, we or our partners may become subject to administrative or judicial sanctions or other legal consequences, including among other things, restrictions on marketing or manufacturing, withdrawal of products, product recalls, fines, warning letters, untitled letters, clinical holds on clinical studies, refusal of the FDA to approve pending applications or supplements to approved applications, suspension or revocation of product approvals, product seizure or detention, refusal to permit the import or export of products, consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs, mandated modification of promotional materials, issuance of safety alerts, Dear Healthcare Provider letters, injunctions or the imposition of civil or criminal penalties.
Our partners must obtain the requisite approvals from the applicable regulatory authority prior to the commencement of clinical studies or marketing of a biological product in those countries. The requirements and process governing the conduct of clinical trials, product licensing, coverage, pricing and reimbursement vary from country to country. In the United States, biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act, and other federal, state, local and foreign statutes and regulations. The process required by the FDA before biologics may be marketed in the United States generally involves the following:
•completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s applicable good laboratory practices regulations (GLP);
•submission to the FDA of an application for an IND, which must become effective before clinical trials may begin;
•approval of the protocol and related documentation by an independent institutional review board (IRB), or ethics committee at each clinical site before each trial may be initiated;

•performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as good clinical practices (GCPs), and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product for its intended use;
•preparation of and submission to the FDA of a biologics license application (BLA), for marketing approval that includes sufficient evidence of establishing the safety, purity, and potency of the proposed biological product for its intended indication, including from results of nonclinical testing and clinical trials;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with cGMPs, to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity;
•potential FDA audit of the nonclinical study and clinical trial sites that generated the data in support of the BLA;
•review of the product candidate by an FDA advisory committee, where appropriate and if applicable;
•payment of user fees for FDA review of the BLA (unless a fee waiver applies); and
•FDA review and approval of the BLA, resulting in the licensure of the biological product for commercial marketing.
Although we have not historically engaged directly in the discovery of our own biologics, we anticipate that in the future, we may selectively create our own biologic product candidates and advance such candidates through preclinical validation and cGMP manufacturing scale-up. Before testing any biologic product in humans, the product candidate must undergo rigorous preclinical testing. Preclinical studies include laboratory evaluations of drug chemistry, formulation and stability, as well as in vitro and animal studies to assess safety and in some cases to establish the rationale for therapeutic use. The conduct of preclinical studies is subject to applicable federal/national, supranational, state and local level regulations and requirements, including GLP, requirements for safety/toxicology studies. The results of the preclinical studies, together with manufacturing information and analytical data, must be submitted to the FDA as part of an IND or the appropriate regulatory authority in foreign countries as part of a clinical trial application (CTA). An IND is a request for authorization from the FDA to administer an investigational new drug to humans. In the United States, an IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.
Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under written trial protocols detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site, and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may recommend halting the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

For purposes of BLA approval, human clinical trials are typically conducted in three sequential phases that may overlap or be combined :
•Phase 1—The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.
•Phase 2—The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
•Phase 3—The investigational product is administered to an expanded patient population to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval and product labeling.
In some cases, FDA may require, or firms may voluntarily pursue, post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators.
Concurrent with clinical trials, companies usually complete additional animal studies and also must develop additional information about the chemistry and physical characteristics of the biological product and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP. To help reduce the risk of the introduction of adventitious agents with use of biological products, the Public Health Service Act emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.
Healthcare Laws and Regulations
Biopharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. These laws and regulations may constrain our relationships with our partners. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, and transparency laws and regulations related to drug pricing and payments and other transfers of value made to physicians and other healthcare providers. If our partners’ operations are found to be in violation of any of such laws or any other governmental regulations that apply, by extension, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and responsible individuals may be subject to imprisonment.
Additional Regulations
In addition to the foregoing, state and federal U.S. laws regarding environmental protection and hazardous substances affect our business. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. We believe that we are in material compliance with applicable environmental laws and that continued compliance therewith will not have a material adverse effect on our business. We cannot predict, however, how changes in these laws may affect our future operations.

Healthcare Reform
Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (ACA) was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.
Anti-Corruption Laws
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (FCPA) the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and possibly other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities, such as the UK Bribery Act 2010 and the UK Proceeds of Crime Act 2002 (Anti-Corruption Laws). Among other matters, such Anti-Corruption Laws prohibit corporations and individuals from directly or indirectly paying, offering to pay or authorizing the payment of money or anything of value to any foreign government official, government staff member, political party or political candidate, or certain other persons, in order to obtain, retain or direct business, regulatory approvals or some other advantage in an improper manner. We can also be held liable for the acts of our third party agents under the FCPA, the UK Bribery Act 2010 and possibly other Anti-Corruption Laws. In the healthcare sector, anti-corruption risk can also arise in the context of improper interactions with doctors, key opinion leaders and other healthcare professionals who work for state-affiliated hospitals, research institutions or other organizations.
Our Culture
We actively engage in evolving our culture every day, throughout our organization. We invite input, consider best practices, and iterate to create the Absci culture that best reflects and projects the nature of our people.
The values we embody are:
•Believe in the impossible
•Proceed with passion and grit
•Foster collaboration and communication
•Expect integrity and excellence
•Enjoy the adventure
Collectively and individually we are defying conventions and innovating without boundaries. We are disrupting the biopharmaceutical industry with bold ideas and passionate pursuit of new possibilities. We share the mission of changing the world, one protein at a time.
Human Capital Resources
As of December 31, 2021, we had 212 employees and 211 full-time employees, many of whom have advanced post-graduate degrees. None of our employees is represented by a labor union with respect to his or her employment with us. We consider our relationship with our employees to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.
Corporate Information
We were originally formed in August 2011 as an Oregon limited liability company and later converted into a Delaware limited liability company in April 2016 under the name AbSci LLC. In October 2020, we completed a reorganization whereby we were converted from a Delaware limited liability company named AbSci LLC to a Delaware corporation under the name Absci Corporation and all outstanding membership interests in AbSci LLC were exchanged for equity interests in Absci Corporation.
In June 2021, we completed our acquisition of Totient, Inc., a discovery company harnessing human immune responses to identify novel antibodies and their therapeutic targets, in exchange for a combination of cash and equity consideration.
Our principal executive offices are located at 18105 SE Mill Plain Boulevard, Vancouver, Washington 98683. Our telephone number is (360) 949-1041. Our website address is https://www.absci.com/. Information contained on, or that can be accessed through, our website should not be considered to be part of this Annual Report.
You are advised to read this Annual Report in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K that we may file from time to time. You may obtain copies of these reports directly from us or from the SEC. In addition, the SEC maintains information for electronic filers (including Absci Corporation) at its website at www.sec.gov. We make our periodic and current reports available on our internet website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.
Available information
Our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, proxy and information statements and amendments to reports filed pursuant to Sections 13(a), and 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act) are filed with the SEC. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. Such documents and other information filed by us with the SEC are available free of charge on our investor relations website (https://investors.absci.com/) when such reports are available on the SEC’s website.
Investors and others should note that we may announce material information to the public through filings with the SEC, on our investor relations website (https://investors.absci.com/), press releases, public conference calls, and public webcasts. We encourage our investors and others to review the information disclosed through such channels as such information could be deemed to be material information. Please note that this list may be updated from time to time.
Item 1A. Risk Factors
Summary of Risk Factors
Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC, before making investment decisions regarding our common stock.
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
Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report and in our other public filings in evaluating our business. The occurrence of any of the events or developments described below could materially harm our business, financial condition, results of operations and prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our common stock.
Risks Related to Our Limited Operating History, Financial Condition and Prospects
Our current business has a limited operating history, which may make it difficult to evaluate our business and predict our future performance.
Our current business has a limited operating history. We began commercial operations in 2018. Before engaging in commercial operations, we focused primarily on technology development. Total revenue was $4.8 million for the year ended December 31, 2021 compared to $4.8 million for the year ended December 31, 2020. Our revenue was generated primarily from technology development activities. We are very early in the adoption phase of our business model, and, as of March 1, 2022, no partner has entered into a license for clinical or commercial use of any intellectual property rights related to biologic drug candidates or cell lines generated utilizing our platform. Moreover, we have only agreed upon clinical or commercial license terms for seven of our Active Programs in the event an option is exercised by a partner to license such intellectual property rights. We may never achieve commercial success and we have limited historical financial data upon which we may base our projected revenue. We also have limited historical financial data upon which we may base our planned operating expense or upon which you may evaluate our business and prospects. Based on our limited experience in developing and marketing new technologies, we may not be able to effectively:
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
We have incurred significant losses since our inception. For the year ended December 31, 2021 and 2020, we incurred net losses of $101.0 million and $14.4 million, respectively. As of December 31, 2021, we had an accumulated deficit of $191.0 million. We expect that our operating expenses will continue to increase as we grow our business and will also increase as a result of our being a public company. Since our inception, we have financed our operations primarily from private placements of our preferred equity securities, convertible promissory notes, the sale of common stock in our initial public offering (IPO) and the incurrence of other indebtedness, and to a lesser extent, revenue derived from our Integrated Drug Creation Platform. We have devoted substantially all of our resources to the development of our Integrated Drug Creation Platform and commercialization of resulting technology development capabilities. We will need to generate significant additional revenue to achieve and sustain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. We may never be able to generate sufficient revenue to achieve or sustain profitability and our recent and historical growth should not be considered indicative of our future performance.
We will need to raise additional capital to fund our operations and improve our platform. If we are unable to raise additional capital on terms acceptable to us or at all, we may not be able to compete successfully, which would harm our business, operations, and financial condition.
As of December 31, 2021, we had $252.6 million in cash and cash equivalents. In July 2021, we consummated our IPO and issued 14,375,000 shares of common stock, including full exercise of the underwriters’ overallotment option, for net proceeds of $210.1 million, after deducting underwriting discounts and offering related expenses. We expect our current cash and cash equivalents and anticipated cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months. If our available cash resources, including the net proceeds from our IPO, and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for the application of our Integrated Drug Creation Platform to biologic drug discovery or cell line development, or the realization of other risks described in this "Risk Factors” section, we will be required to raise additional capital prior to such time through issuances of equity or convertible debt securities, entrance into a credit facility or another form of third party funding, or seek other sources of financing. Such additional financing may not be available on terms acceptable to us or at all.
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
•advancing internal assets through preclinical validation; and
•finance capital expenditures and general and administrative expenses.
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
For the year ended December 31, 2021 and 2020, substantially all of our revenue was generated by technology development fees through performing technology development activities addressing molecules in programs for our partners. To date, such fees have generally been payable upon both the inception of, and the demonstration of technical achievement of program milestones, under technology development agreements with our partners. Our business model is dependent on the successful completion of the technology development phase under these arrangements and, more importantly, on our subsequent entry into long-term license arrangements with our partners that entitle us to development, regulatory and commercial milestones and/or royalties with respect to product candidates generated through our platform, which may include product candidates discovered and/or manufactured in cell lines developed by us. We are still in the very early stages of implementing our business model and, to date, no partner has entered into a license for clinical or commercial use of any intellectual property rights related to biologic drug candidates or cell lines generated utilizing our platform. Moreover, we have only agreed upon clinical or commercial license terms for seven of our Active Programs in the event an option is exercised by a partner to license such intellectual property rights. If we are unable to maintain partnerships covering Active Programs (including if any partnership covering an Active Program is terminated during or upon completion of the technology development phase) or we are otherwise unable to enter into license agreements for our Active Programs, we will not receive any downstream payments under these programs, which will have a material and adverse effect on our business prospects. Additionally, any such license agreements that we may enter into may not be on terms that are favorable to us and may not result in meaningful revenues to us, or at all, or such license agreements may be terminated.
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
Our success is dependent on our ability to drive adoption of our platform by partners, developing technologies for our partners, and entering into license agreements with such partners. Further, our success depends upon our expansion of our existing partnerships, and entry into new partnerships, to include our Discovery applications, as well as continuing to drive adoption of our CLD applications. Substantially all of our revenue generated to date is from technology development arrangements for our CLD applications. To date, we have very limited experience and expertise in the biologic drug discovery using our platform and have not demonstrated success in expanding our platform into biologic drug discovery. In order to realize the benefits of such an expanded scope of our Integrated Drug Creation Platform, we need to further advance our technology and further market our expanded capabilities to existing and new partners.
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
In the years ended December 31, 2021 and 2020, revenue from two partners accounted for 73% and 77% of our technology development revenue, respectively. The revenue attributable to these partners may fluctuate in the future, which could have an adverse effect on our business financial condition, results of operations and prospects. Our existing partners may cease to use our technologies depending on their own technological developments, availability of other competing technologies and internal decisions regarding allocation of time and resources to the discovery and development of biologic product candidates, over which we have no control. Our existing and future partners may have limited bandwidth to initiate new programs, which could limit their adoption or scale of application of our technologies. In addition, existing partners may choose to produce some or all of their requirements internally by using or developing their own manufacturing capabilities or by using capabilities from acquisitions of assets or entities from third parties with such capabilities. While our business is not substantially dependent on technology development revenues from any individual partner, because we currently have a limited number of partnerships, a loss of one of our partners could adversely impact our revenue, results of operations, cash flows or reputation in any given period.
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
We are seeking to leverage our Integrated Drug Creation Platform as a consolidated technology for simultaneous biologic drug discovery and cell line development. We are seeking to expand our platform and the scope of our capabilities, which may or may not be successful. This includes, but is not limited to, drug discovery, incorporation of nsAAs, and application of artificial intelligence across our Integrated Drug Creation Platform. We expect to incur significant expenses to advance these research and development efforts or to invest in, or acquire complementary technologies, but these efforts may not be successful. For instance, we have very limited experience with the discovery of novel biologic drug candidates and incorporation of nsAAs, and we have not yet deployed these technologies in the context of partnered programs. Additional development will be required for the routine and robust use of these technologies in partnered programs. Through the course of additional technology development, significant unanticipated challenges may arise that adversely affect our future partnership prospects. To expand the scope of our platform, we acquired Denovium, an AI company leveraging deep learning for protein discovery and engineering, in January 2021 and Totient, a computational antibody and target discovery platform company, in June 2021. We are working to integrate the Denovium Engine deep learning technology and computational antibody and target discovery technology into our Integrated Drug Creation Platform to accelerate drug discovery and cell line development efforts. Our long-term goals for this technology, such as constructing deep learning models capable of in silico target identification and drug and cell line design, will require significant investment and long development times and may ultimately never materialize.
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
We must adapt to rapid and significant technological change and respond to introductions of new products and technologies to remain competitive.
The industries in which we operate are characterized by significant enhancements and evolving industry standards. As a result, our partners’ needs are rapidly evolving. If we do not successfully innovate and invest in new technologies, including within the field of AI, our platform may become less competitive, and our partners could move to new technologies or engage in drug discovery themselves. Without the timely introduction of technological advancements, our platform technologies will likely become less competitive over time, in which case our competitive position and results of operations could suffer. Accordingly, we focus substantial resources on the development and identification of new technologies to further broaden and deepen our capabilities and expertise in AI-powered drug discovery and cell line development. To the extent we fail to timely introduce new and innovative technologies, adequately predict our partners’ needs or fail to obtain desired levels of market acceptance, our business may suffer and our results of operations could be adversely affected.
We may not be successful in our efforts to identify or discover internally-generated drug candidates.
The development of internal assets through pre-clinical validation requires financial and human resource investments in R&D. We have not internally developed any drug candidates to date, and we may fail to identify viable drug candidates. Similarly, a key element of our business plan is to continue to expand our Integrated Drug Creation Platform through an increase in partnered programs. A failure to validate aspects of our platform by using it ourselves to discover drug candidates for internal development could limit our business prospects and business development efforts.
Our efforts to develop internal assets may limit the resources available for other programs. Additionally, the development of any drug candidate we pursue may ultimately prove to be unsuccessful or less successful than another potential drug candidate that we might have chosen to pursue on a more aggressive basis or at all.

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
From time to time, we may make public statements regarding the expected timing of certain milestones and key events, as well as regarding developments and milestones under our partnerships, to the extent that our partners have publicly disclosed such information or permit us to make such disclosures. Certain of our partners may in the future make statements about their goals and expectations for partnerships with us. The actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our or our current and future partners’ drug discovery and development programs, the amount of time, effort, and resources committed by us and our current and future partners, and the numerous uncertainties inherent in the development of drugs. Additionally, to date, none of our partners has successfully completed a regulatory submission, such as an IND application or BLA, for a drug candidates generated using our platform. There can be no assurance that our partners’ current and future programs will advance or be completed in the time frames we or they expect. If our partners fail to achieve one or more of these milestones or other key events as planned, our business could be materially adversely affected and we may never receive the anticipated revenues from these partnerships.
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
In addition, we intend to advance proprietary drug candidates through preclinical validation, and may seek to license or co-develop such proprietary drug candidates with a partner for clinical development. In such case, we would also be dependent on our ability to enter into partnerships with respect to the drug candidate with license or joint development terms that are acceptable to us in a timely manner. We may also in the future invest in advancing proprietary drug candidates through some or all clinical-stage development activities and regulatory filings for approval to commercialize such proprietary drug candidates. If we were to do this, we would be subject to all of the risks of biologic drug development described in this ”Risk Factors” section, and our failure to effectively develop or commercialize such proprietary drug candidates could have a material adverse effect on our business, financial condition, results of operations and prospects, and cause the market price of our common stock to decline.
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
•regulatory authorities or ethical review boards, including IRBs, may not authorize commencement of a clinical trial or conduct a clinical trial at a prospective trial site;
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

The market for our platform, including potential partners and potential investors, may be skeptical of the viability and benefits of our technology platform because it is based on novel and complex synthetic biology and AI technologies.
The market for our platform, including potential partners and potential investors, may be skeptical of the viability and benefits of our technology platform because it is based on novel and complex synthetic biology and AI technologies. There can be no assurance that our technologies will be understood, approved, or accepted by potential partners and potential investors or that we will be able to enter into new partnerships with new or existing partners. The synthetic biology and AI-powered drug discovery markets are relatively new, and potential partners may be hesitant to allocate resources in relatively unproven fields. If we are unable to convince these potential partners of the utility and value of our technologies or that our technologies are superior to the technologies they currently use, we will not be successful in entering these markets and our business and results of operations will be adversely affected. If potential investors are skeptical of the success of our technologies, our ability to raise capital and the value of our stock may be adversely affected.
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
Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the ACA, was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research. If efforts to contain the price of biopharmaceutical products are successful, the magnitude of milestone payments and royalties we would expect to receive in connection with our partners’ future prioritization and investment in developing novel biologics may be impacted.
Our business could become subject to government regulation, and the regulatory approval and maintenance process may be expensive, time-consuming and uncertain both in timing and in outcome.
Our operations are currently not subject to the direct regulation by the FDA or other regulatory bodies. However, our business could in future become subject to more direct oversight by the FDA, or other domestic or international agencies. For example, we may be subject to evolving and variable regulations governing the production of genetically engineered organisms. Furthermore, while we have no active plans to operate a manufacturing facility designed to comply with cGMPs, future market pressures or the lack of available capacity at cGMP manufacturing facilities may necessitate our entry into this market. Complying with such regulations may be expensive, time-consuming and uncertain, and our failure to obtain or comply with such approvals and clearances could have an adverse effect on our business, financial condition and operating results.
Risks Related to Our Operations
We rely on a limited number of suppliers or, in many cases, single suppliers, for laboratory equipment and materials and may not be able to find replacements or transition to alternative suppliers on a timely basis, or at all.
We rely on a limited number of suppliers, or in many cases single suppliers, to provide certain consumables and equipment that we use in our laboratory operations, as well as reagents and other laboratory materials involved in the development of our technology. As a result of the ongoing COVID-19 pandemic, national lockdowns and global personnel shortages as a result of “stay-at-home” orders, employees being impacted by COVID-19, workforce reductions and employee attrition have contributed to delays or pauses in the distribution of raw materials and finished goods, and disruptions to manufacturing and supply chains across various industries. Fluctuations in the availability and price of laboratory materials and equipment could have an adverse effect on our ability to meet our technology development goals with our partners and thus our results from operations as well as future partnership opportunities. An interruption in our laboratory operations or technology transfer activities could occur if we encounter delays, quality issues or other difficulties in securing these consumables, equipment, reagents or other materials, and if we cannot then obtain an acceptable substitute. In addition, we would likely be required to incur significant costs and devote significant efforts to find new suppliers, acquire and qualify new equipment, validate new reagents and revalidate aspects of our existing assays, which may cause delays in our processing of samples or development and commercialization of our technology. Any such interruption could significantly affect our business, financial condition, results of operations and reputation.
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
Our success depends on, among other things, the market’s confidence that our platform is capable of substantially shortening the amount of time necessary to perform certain activities as compared to the use of legacy and other alternative technologies, and will enable more efficient or improved pharmaceutical and biotechnology product development and/or biomanufacturing. There is no assurance that we will be able to meet our partners’ needs in the future, or at all. To date, we have not yet had a program enter clinical testing licensing technology from our platform or progress to manufacture in a cGMP environment, which may reduce our existing and prospective partners' confidence in our platform. We also believe that pharmaceutical and biotechnology companies are likely to be particularly sensitive to defects in, or suboptimal performance of, our platform, including if our platform fails to deliver meaningful acceleration of certain research timelines accompanied by results at least as good as the results generated using legacy or other alternative technologies. There can be no guarantee that our platform will meet the expectations of pharmaceutical and biotechnology companies.
We will need to develop and expand our workforce, commercial infrastructure and laboratory operations to support anticipated growth in demand for our technology development programs, and we may encounter difficulties in managing this development and expansion.
We will need to expand our workforce, commercial infrastructure and laboratory operations to support anticipated growth in demand for our technology development programs. If we are unable to support fluctuations in the demand for our technology development programs, including ensuring that we have adequate capacity to meet increased demand, our business could suffer. As of March 1, 2022, we had 216 full-time employees and we expect to increase the number of employees and the scope of our operations as we continue to develop our technologies. As we seek to increase the number of our partnerships, expand the scope of our existing partnerships, pursue internal programs and further develop our technological capabilities, we may need to incorporate new equipment, implement new technology systems and laboratory processes and hire new personnel with different qualifications. Failure to manage this growth or transition could result in turnaround time delays, higher technology development costs, declining technology development quality, deteriorating alliance management success, and slower responses to competitive challenges. A failure in any one of these areas could make it difficult for us to meet market expectations for our technologies, and could damage our reputation and the prospects for our business.
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
Our technology development programs and laboratory operations depend on our ability to attract and retain highly skilled personnel. We may not be able to attract or retain qualified personnel due to the intense competition for highly skilled scientists, including those focused on AI-powered biologic drug discovery and cell line development, as well as qualified business development and sales professionals, among life sciences companies. Competition for personnel with expertise in AI-powered drug discovery is particularly intense. Additionally, our geographic location in Vancouver, Washington, which does not have as high a concentration of innovative biotechnology or AI companies as other geographic locations, may negatively impact our ability to attract and retain top talent.
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
In June 2018, we entered into a Loan and Security Agreement (LSA), which was subsequently amended, with Bridge Bank (Lender), a division of Western Alliance Bank pursuant to which the Lender agreed to provide us a term loan up to $3.0 million with a maturity date in May 2022. We initially borrowed $0.3 million that was funded in June 2018. In March 2019, we entered into a first amendment to the loan and security agreement to increase total borrowings to $3.0 million. In May 2020, we entered into a second amendment to the loan and security agreement that increased total borrowings to $5.0 million and extended the maturity term date through May 2024. In June 2021, we entered into the fifth amendment, which modified the term maturity date and related amortization schedule to end in June 2023. Until we have repaid such indebtedness, the LSA subjects us to various customary covenants, including requirements as to financial reporting, liquidity ratios and insurance and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or make other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into in-bound licensing agreements, to engage in transactions with affiliates, and to encumber our intellectual property. Our business may be adversely affected by these restrictions on our ability to operate our business.
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
We depend on information technology and telecommunications systems for significant elements of our business operations, including the operation of our AI platform (Denovium Engine), our antibody discovery software platform, our computational biology system, our knowledge management system, our partner reporting, our platform, our advanced automation systems, and advanced application software. These systems involve computational resources and data storage distributed between onsite servers, cloud platforms hosted by numerous third-party providers (e.g., Amazon Web Services), and a private graphics processing unit cluster owned by us but located and maintained at a facility in Texas. We have installed, and expect to expand, a number of enterprise software systems that affect a broad range of business processes and functional areas, including for example, systems handling human resources, procurement, financial controls and reporting, contract management, regulatory compliance and other infrastructure operations. These implementations were expensive and required a significant effort in terms of both time and effort. In addition to the aforementioned business systems, we intend to extend the capabilities of both our preventative and detective security controls by augmenting the monitoring and alerting functions, the network design and the automatic countermeasure operations of our technical systems. These information technology and telecommunications systems support a variety of functions, including manufacturing operations, laboratory operations, data analysis, quality control, partner service and support, billing, research and development activities, scientific and general administrative activities. A significant risk in implementing these systems includes the integration and communication between separate IT systems, and any failure to integrate these systems effectively could adversely affect various aspects of our operations.
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
•natural disasters, political and economic instability, including wars, terrorism and political unrest (particularly in light of potential escalating conflicts between Russia and Ukraine) , outbreak of disease, boycotts, curtailment of trade, including as a result of tariffs, export controls and sanctions implemented by or against the United States in relation to other countries or jurisdictions, and other business restrictions;
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
In late 2019, a novel strain of coronavirus, SARS-CoV-2, which resulted in the ongoing COVID-19 pandemic, surfaced in Wuhan, China. Since then, COVID-19 has spread across the globe and to multiple regions within the United States, including Vancouver, Washington, where our primary office and laboratory space is located. The COVID-19 pandemic is continuing to evolve, and to date has led to the implementation of various responses, including government imposed shelter-in-place orders, quarantines, travel restrictions, vaccination and mask mandates and other public health safety measures, as well as reported adverse impacts on healthcare resources, facilities and providers across the United States and in other countries. In addition, the spread of more contagious strains, such as the Omicron and Delta variants, could cause the COVID-19 pandemic to last longer than expected. In the event that government authorities were to further modify current restrictions, our employees conducting technology development or manufacturing activities may not be able to access our laboratory and manufacturing space, and our core activities may be significantly limited or curtailed, possibly for an extended period of time.
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
As a result of the ongoing COVID-19 pandemic, or similar pandemics and outbreaks, we have experienced and may continue to experience severe delays and disruptions, including, for example:
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
The extent to which the COVID-19 pandemic may negatively impact our operations and results of operations or those of our stakeholders will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, additional or modified government actions, new information that will emerge concerning the severity and impact of the COVID-19 pandemic, the spread of new and potentially more contagious strains of COVID-19, such as the Omicron and Delta variants, and actions to contain the outbreak or treat its impact, such as social distancing, quarantines, isolation periods, lock-downs or business closures.
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
As of March 1, 2022, we own 54 issued or granted patents and 109 pending patent applications worldwide, which includes five issued U.S. patents and 60 pending U.S. patent applications. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products or services, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our current or future patented technologies. As a result, our owned and licensed patents and patent applications comprising our patent portfolio may not provide us with sufficient rights to exclude others from commercializing technology and products similar to any of our technology.
It is possible that in the future some of our patents, licensed patents and patent applications may be challenged at the USPTO or in proceedings before the patent offices of other jurisdictions. We may not be successful in defending any such challenges made against our patents or patent applications. Any successful third party challenge to our patents could result in loss of exclusivity or freedom to operate, patent claims being narrowed, the unenforceability or invalidity of such patents, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, limit the duration of the patent protection of our technology, and increased competition to our business. We may have to challenge the patents or patent applications of third parties. The outcome of patent litigation or other proceeding can be uncertain, and any attempt by us to enforce our patent rights against others or to challenge the patent rights of others may not be successful, or, if successful, may take substantial time and result in substantial cost, and may divert our efforts and attention from other aspects of our business.
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
•the impact of the ongoing COVID-19 pandemic, including the Omicron and Delta variants, on our business;
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
We continue to identify key business metrics to evaluate our business and technology, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions, and any such metrics may not accurately reflect all aspects of our business needed to make such evaluations and decisions, in particular as our business continues to grow.
In addition to our financial results, we expect to review a number of operating and financial metrics, including number of programs under contract, the trend of potential downstream revenue terms (milestones and royalties) of the portfolio, the performance of the portfolio in probability of success in achieving clinical milestones as compared to historical averages and the performance of the portfolio in the time taken to achieve clinical milestones on a Net Present Value (NPV) basis, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. To date, we have only entered into a limited number of programs with respect to which we have or are positioned to negotiate royalty- and milestone-bearing licenses. Accordingly, we do not presently have sufficient information to make accurate predictions regarding our potential revenue and future financial performance.
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
As of March 1, 2022, our executive officers, directors, and 5% stockholders beneficially owned approximately 60.73% of our common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
Future sales of our common stock in the public market could cause our share price to fall.
Sales of a substantial number of shares of our common stock in the public market, including any time following the expiration of legal restrictions on resale or the perception in the market that the holders of a large number of shares of our common stock intend to sell shares, could reduce the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We have filed registration statements on Form S-8 to register our common stock that are issuable pursuant to our equity incentive plans. Shares registered under these registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options. Additionally, certain holders of our common stock are entitled to rights with respect to registration of such shares under the Securities Act pursuant to a registration rights agreement between such holders and us. If such holders, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock.
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
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include the estimated variable consideration included in the transaction price in our contracts with partners, stock-based compensation, purchase price allocations for recent acquisitions, and valuation of our common stock. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our corporate headquarters and research and development facilities are located in Vancouver, Washington. In December 2020, we entered into an operating lease, which was subsequently amended in March 2021, for a 77,974 square foot corporate headquarters facility that includes office and laboratory space. During the second quarter of 2021, we relocated our operations to the new facility and completed the majority of our construction activities throughout 2021. We believe our facilities are adequate and suitable for our current needs and that should it be needed, suitable additional or alternative space will be available to accommodate our operations.
Item 3. Legal Proceedings
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
Item 4. Mine Safety Disclosures
Not applicable.

Part II.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock has been listed on the Nasdaq Global Select Market under the trading symbol “ABSI” since July 22, 2021. Prior to that date, there was no public trading market for our common stock.
Holders of Common Stock
As of March 1, 2022, there were 6,989 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividend Policy
We have not declared or paid any cash dividends on our capital stock since our inception. We intend to retain future earnings for the development, operation, expansion and continued investment into our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements and contractual restrictions of then-existing debt instruments and other factors that our board of directors deems relevant.
Equity Compensation Plans
Information regarding securities authorized for issuance under equity compensation plans is included in Part III, Item 12 of this report.
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the quarter ended December 31, 2021. Except as otherwise disclosed in our registration statement on Form S-1, as amended (File No. 333-257553) or our quarterly reports on Form 10-Q, there were no unregistered sales of equity securities during the year ended December 31, 2021.
Use of Proceeds
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
The net proceeds of our IPO were $210.1 million, after deducting underwriting discounts and commissions of $16.1 million and offering related expenses of $3.8 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.
As of December 31, 2021, we have used $55.3 million of the net proceeds from the IPO. Cash used since the IPO is described elsewhere in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our periodic reports filed with the SEC. There has been no material change in our planned use of the net proceeds from the IPO as described in the final prospectus for our IPO.
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
We are a drug and target discovery company harnessing deep learning and synthetic biology to expand the therapeutic potential of proteins. We built our Integrated Drug Creation Platform to identify novel drug targets, discover optimal biotherapeutic candidates, and generate the cell lines to manufacture them in a single efficient process. We believe our approach delivers disruptive efficiency, but more importantly enables our partners to create novel and human/AI-designed new-to-nature biologics (next-generation biologics).
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
We couple our powerful deep learning AI models, built to understand and predict determinants of protein function, with our proprietary synthetic biology capabilities, which include high-throughput single cell assays that can evaluate billions of drug sequence variants, each within its production cell line, for target binding affinity, protein quality, and production level (titer). This combination of in silico modeling with wet lab testing allow us to generate immense real-world datasets that we harness to train and refine our deep learning models. These models guide our protein and cell line designs and enable in silico optimization of multiple attributes. In addition, with our “Totient Target” technology, we use machine learning computational methods to evaluate patient tissue samples and, without biological bias, identify disease-relevant fully human antibodies and their disease- and tissue-specific molecular targets. In addition to the direct utility of these antibodies and targets as drug discovery assets, these data comprising antibody-epitope recognition elements expand our AI models’ training sets and may improve predictive capabilities for future discovery campaigns.
Our goal is to become the partner of choice for biologic drug discovery and cell line development. As a technology development company, we generate biologic drug candidates and production cell lines for our partners to develop. Our business model is to establish partnerships with biopharmaceutical companies and use our platform for rapid creation of next-generation biologic drug candidates and production cell lines. We classify our applications into two key categories: Discovery and CLD. We define “Discovery” as any projects for which we are evaluating variants of the protein-of-interest, which includes generation of the production cell line, and we define CLD as a program for which the production cell line alone is the goal of the partnership. Our partners are responsible for preclinical and clinical testing of biologics generated using our platform. We expect our partnerships to provide us with the opportunity to participate in the future success of the biologics generated utilizing our platform, through milestone payments as well as royalties on sales by our partners of any approved products. We aim to assemble economic interests in a diversified portfolio of partners’ next-generation biologic drug candidates across multiple indications.
As of December 31, 2021 we had drug candidates in twelve Active Programs (across eight current partners’ preclinical or clinical pipelines) for which we have negotiated, or expect to negotiate upon completion of certain technology development activities, license agreements with potential downstream milestone payments and royalties. Eight of these Active Programs are focused on developing production cell lines for drug candidates that our partners (Merck & Co., Inc., Xyphos Biotechnology, an Astellas Company (Astellas), Alpha Cancer Technologies, Inc., PhaseBio Pharmaceuticals, Inc., and other undisclosed biotechnology companies) are developing (five preclinical, one Phase 1, one Phase 3, and one animal health). The remaining four Active Programs comprise Discovery applications, including three Discovery programs through our agreement with EQRx and one lead optimization program with Astellas. We define “Active Programs” as programs that are subject to ongoing technology development activities intended to determine if the program can be pursued by our partner for future clinical development, as well as any program for which our partner obtains and maintains a license to our technology to advance the program after completion of the technology development phase. There is no assurance, however, that our partners will advance any drug candidates that are currently the subject of Active Programs into further preclinical or clinical development or that our partners will elect to license our technologies upon completion of the technology development phase in a timely manner, or at all.
Total revenue was $4.8 million for the year ended December 31, 2021 was consistent as compared to the year ended December 31, 2020, due to timing of additional project-based milestones achieved and the mix of ongoing programs utilizing our Integrated Drug Creation Platform. Throughout 2020 and 2021, we continued making investments in our operating capacity which enabled us to achieve additional project-based milestones in our technology development agreements. Since our inception in 2011, we have devoted substantially all of our resources to research and development activities, including with respect to our Integrated Drug Creation Platform, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these activities. As a result, we have incurred net losses in each year. For the years ended December 31, 2021 and 2020, we incurred net losses of $101.0 million and $14.4 million, respectively. Research and development expenses increased by $33.1 million, or 289%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. For the year ended December 31, 2021, we adjusted the fair value of the warrant liability and the convertible notes through the initial public offering (IPO) and recorded expense of $4.1 million and $30.7 million. As of December 31, 2021, we had an accumulated deficit of $191.0 million and cash and cash equivalents totaling $252.6 million.
Prior to our IPO, we financed our operations primarily through private placements of redeemable convertible preferred stock and convertible notes. From the date of our company formation up to the IPO, we have raised aggregate gross proceeds of $230.0 million. In July 2021, we consummated our IPO and issued 14,375,000 shares of common stock, including a full exercise of the overallotment option, for net proceeds of $210.1 million, after deducting underwriting discounts and offering related expenses.
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
Our corporate headquarters and research and development facilities are located in Vancouver, Washington. In December 2020, we entered into an operating lease, which was subsequently amended in March 2021, for a 77,974 square foot corporate headquarters facility that includes office and laboratory space. During the second quarter of 2021, we relocated our operations to the new facility and completed the majority of our construction activities throughout 2021. We believe our facilities are adequate and suitable for our current needs and that should it be needed, suitable additional or alternative space will be available to accommodate our operations.
Recent Developments
In January 2021, we completed our acquisition of Denovium as part of our strategy to utilize AI technology that includes deep learning computational models of protein function.
In February 2021, Merck Global Health Innovation Fund purchased 254,886 shares of our Series E Preferred Stock for an aggregate price of $5.0 million.

In March 2021, we issued $125.0 million aggregate principal amount of convertible notes (the Convertible Notes) to certain existing and new investors. The Convertible Notes were convertible upon a qualifying financing into shares of our common stock under certain circumstances. In July 2021, the Convertible Notes converted into an aggregate of 9,732,593 shares upon the closing of our IPO, based on 82% of the IPO price of $16.00 per share.
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
In July 2021, we completed our IPO under a registration statement in which we issued and sold 14,375,000 shares of our common stock, including the full exercise of the underwriters’ overallotment option, at a purchase price of $16.00 per share. We received net proceeds of $210.1 million from the IPO after deducting underwriting discounts and offering expenses. All outstanding preferred stock converted into an aggregate of 46,266,256 shares of common stock and the Convertible Notes converted into an aggregate of 9,732,593 shares of common stock upon completion of the IPO.
In October 2021, we announced a drug discovery collaboration with EQRx, Inc. We will collaborate to jointly engineer and develop several clinical candidates across multiple therapeutic areas, including oncology and immunology. At our option, we may make additional investments at progressive stages of development in exchange for an increased share of product sales.
In January 2022, we announced a research collaboration with Merck Sharp & Dohme Corp. (Merck). Under the collaboration, Absci will deploy its Bionic Protein non-standard amino acid technology to produce enzymes tailored to Merck’s biomanufacturing applications. Additionally, Merck has the option to nominate up to three drug discovery targets and enter into a drug discovery collaboration agreement.
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
Furthermore, COVID-19 has adversely affected the broader economy and financial markets, resulting in an economic downturn that could curtail the research and development budgets of our partners, our ability to hire additional personnel and our financing prospects. In addition, the spread of more contagious strains, such as the Omicron and Delta variants, could cause the COVID-19 pandemic to last longer than expected and could result in the reinstatement of restrictive orders that could disrupt our business, including vaccine mandates. Any of the foregoing could harm our operations and we cannot anticipate all the ways in which our business could be adversely impacted by health epidemics such as COVID-19.
For additional details, see the section titled “Risk Factors.”
LLC Conversion
We were originally formed in August 2011 as an Oregon limited liability company and later converted into a Delaware limited liability company in April 2016 under the name AbSci LLC. In October 2020, we completed a reorganization whereby we were converted from a Delaware limited liability company named AbSci LLC to a Delaware corporation under the name Absci Corporation (the LLC Conversion) and all outstanding membership interests in AbSci LLC were exchanged for equity interests in Absci Corporation. All of the share information referenced throughout this Annual Report has been retroactively adjusted to reflect the change in capital structure.
Key Factors Affecting Our Results of Operations and Future Performance
We believe that our future financial performance will be primarily driven by multiple factors as described below, each of which presents growth opportunities for our business. These factors also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations. Our ability to successfully address these challenges is subject to various risks and uncertainties, including those described in the section of this Annual Report titled “Risk Factors.”
•Establish new partnerships: Our potential to grow revenue and long-term earnings will require us to successfully identify and establish technology development arrangements with new partners. We have been expanding and expect to continue to expand our business development team and our capabilities to find new partners.
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
•Our partners successfully developing and commercializing the drug candidates generated with our technology: Our business model is dependent on the eventual progression of biologic drug candidates discovered or initially developed utilizing our Integrated Drug Creation Platform into clinical trials and commercialization. Given the nature of our relationships with our partners, we do not control the progression, clinical development, regulatory strategy or eventual commercialization, if approved, of these product candidates. As a result, our future success and our potential eligibility to receive milestone payments and royalties are entirely dependent on our partners’ efforts over which we have no control. The timing and scope of any approval that may be required by the FDA, or any other regulatory body, for drugs that are developed based on molecules discovered and/or manufactured using our Integrated Drug Creation Platform technologies can significantly impact our results of operations and future performance.
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

	December 31,	December 31,
	2021	2020
Partners, Cumulative	18	16
Programs, Cumulative	34	29
Active Programs	12	8

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
KBI BioPharma, Inc. Collaboration Agreement
In December 2019, we executed a four-year Joint Marketing Agreement (JMA) with KBI BioPharma, Inc. (KBI) to co-promote technologies through joint marketing efforts. The JMA provides for a non-refundable upfront payment of $0.8 million and milestone payments of $2.8 million in the aggregate, of which $2.3 million had been received as of December 31, 2021, upon the achievement of specific milestones. Upfront payments that relate to ongoing collaboration efforts required throughout the contract term such as joint marketing are recognized ratably throughout the contract term. We fully constrain revenue associated with the milestone payments until the specified milestones are probable of achievement. Additionally, KBI is obligated to make royalty payments to us during the fourth year of the JMA representing a percentage of its sales generated through the arrangement. Any costs incurred to KBI through the duration of the JMA are recognized as a reduction to collaboration revenue in the period in which they are incurred.
In September 2021, the JMA was amended to shorten the term to approximately three years, while all remaining payments, including potential royalty payments, were replaced with a one-time fee due from KBI in the amount of $0.3 million. The Company determined the remaining services were distinct from those provided prior to the modification and therefore recognizes the total remaining transaction price prospectively over the remaining contractual term.
Operating Expenses
Research and Development
Research and development expenses include the cost of materials, personnel-related costs (comprised of salaries, benefits and share-based compensation), consulting fees, equipment and allocated facility costs (including occupancy and information technology). These expenses are exclusive of depreciation and amortization. Research and development activities consist of target discovery and technology development for partners, as well as continued development of our Integrated Drug Creation Platform. We derive improvements to our platform from both types of activities. As our research and development efforts apply to our platform broadly and across programs, we have not historically tracked our research and development expenses on a partner-by-partner basis or on a program-by-program basis.
We expect research and development to continue to increase in absolute dollars as we enter into additional partnerships and continue to invest in platform enhancements.
Selling, General, and Administrative
Selling, general, and administrative expenses include personnel-related costs (comprised of salaries, benefits and share-based compensation) for executive, business development, alliance management, legal, finance and other administrative functions. Marketing expenses include costs associated with attending conferences and other promotion efforts of our Integrated Drug Creation Platform. Additionally, these expenses include external legal expenses, accounting and tax service expenses, consulting fees, and allocated facilities costs (including occupancy and information technology). These expenses are exclusive of depreciation and amortization.
We expect our selling costs to increase in absolute dollars as we continue to grow our business development efforts, and increase marketing activities to drive awareness and adoption of our platform. We expect selling costs to fluctuate as a percentage of total revenue due to the timing and magnitude of these expenses, and to decrease as a percentage of total revenue in the long term.
We expect general and administrative expenses to continue to increase in absolute dollars as we increase total headcount and incur costs associated with operating as a public company, including expenses related to legal, accounting, regulatory, maintaining compliance with exchange listing and requirements of the U.S. Securities and Exchange Commission (SEC), director and officer insurance premiums and investor relations.

We expect these expenses to increase in absolute dollars and vary from period to period as a percentage of revenue in the near term, and to decrease as a percentage of revenue in the long term.
We have a comprehensive IP portfolio covering the many aspects of our Integrated Drug Creation platform, including those related to our proprietary cell lines and protein expression technologies, non-standard amino acid technology, proprietary screening assays, antibody discovery methods, and deep learning AI models. We regularly file patent applications to protect innovations arising from our research and development. We also hold trademarks and trademark applications in the United States and foreign jurisdictions. Costs to secure and defend our IP are expensed as incurred and are classified as selling, general and administrative expenses.
Depreciation and amortization
Depreciation and amortization expense consists of the depreciation expense of our property and equipment and amortization of our intangibles. Our equipment is used most actively as part of our lab operations.
We expect depreciation expense to continue to increase in absolute dollars as we continue to purchase additional lab equipment within our new operating facility.
Other Expenses
Interest Expense
Interest expense, net, consists primarily of interest related to convertible notes, borrowings under our term debt and laboratory equipment leases.
Other Expense, net
Other expenses to date consist primarily of adjustments of our convertible notes and preferred stock warrant liability to fair value and a gain on extinguishment for the forgiveness of our Payroll Protection Plan (PPP) loan.
Results of Operations
The results of operations presented below should be reviewed in conjunction with consolidated financial statements and notes included elsewhere in this Annual Report. The following tables set forth our results of operations for the periods presented (In thousands):

	For the Years Ended December 31,
	2021	2020
Revenues
Technology development revenue	$4,009	$4,117
Collaboration revenue	773	663
Total revenues	4,782	4,780
Operating expenses
Research and development	44,586	11,448
Selling, general and administrative	28,780	5,502
Depreciation and amortization	6,654	1,131
Total operating expenses	80,020	18,081
Operating loss	(75,238)	(13,301)
Other expense
Interest expense	(3,432)	(634)
Other expense, net	(31,189)	(418)
Total other expense, net	(34,621)	(1,052)
Loss before income taxes	(109,859)	(14,353)
Income tax benefit	8,899	—
Net loss	$(100,960)	$(14,353)

Comparison of the Years Ended December 31, 2021 and 2020
The following table summarizes our results of operations for the years ended December 31, 2021 and 2020 (In thousands, except for percentages):
Revenue

	For the Years Ended December 31,
	2021	2020	$ Change	% Change
Revenues
Technology development revenue	$4,009	$4,117	$(108)	(3)%
Collaboration revenue	773	663	110	17%
Total revenues	$4,782	$4,780	$2	—%

Total revenue for the year ended December 31, 2021 was consistent as compared to the year ended December 31, 2020 at $4.8 million.
Technology development revenue decreased by $0.1 million, or 3%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, driven by a combination of overall program progress, the timing of additional project-based milestones achieved, and the mix of ongoing programs.
Collaboration revenue increased by $0.1 million, or 17%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, as a result of the September 2021 contract modification which resulted in a shortened term and modified consideration.
Operating Expenses

	For the Years Ended December 31,
	2021	2020	$ Change	% Change
Operating expenses
Research and development	$44,586	$11,448	$33,138	289%
Selling, general and administrative	28,780	5,502	23,278	423%
Depreciation and amortization	6,654	1,131	5,523	488%
Total operating expenses	$80,020	$18,081	$61,939	343%

Research and development
Research and development expenses increased by $33.1 million, or 289%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was generally driven by increased costs associated with increased technology development activity with our partners and increased costs associated with continued platform development. These increased costs were primarily attributable to increased headcount and related personnel costs in the amount of $17.7 million, increased stock-based compensation from the phantom unit exchange and equity grants in the ordinary course in the amount of $4.4 million, increased purchases of supplies and services related to lab operations in the amount of $8.2 million specifically for our technology development agreements and internal research and platform development activities and increased rent, and increases in facility overhead and research and development related administrative expenses of $2.8 million. Increased administrative costs includes asset impairment of $0.8 million, and increased software and professional services costs.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses increased by $23.3 million, or 423%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily driven by increased headcount and related personnel and recruitment costs in the amount of $8.0 million, increased stock-based compensation from the phantom unit exchange and equity grants in the ordinary course in the amount of $5.7 million, increased professional service fees in the amount of $4.2 million, of which, $0.9 million represented transaction costs associated with the Totient acquisition, and increased administrative costs of $3.0 million. The increases in the administrative and professional service fees are the result of our operating as a public company.
Depreciation and amortization
Depreciation and amortization expense increased by $5.5 million, or 488%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to the increased purchases of lab equipment necessary to complete our increased level of technology development agreements and research and development, purchases of property, equipment, and leasehold improvements related to our new corporate headquarters, and the amortization of intangible assets acquired in 2021.
Other Expenses

	For the Years Ended December 31,
	2021	2020	$ Change	% Change
Other expense
Interest expense	$(3,432)	$(634)	$(2,798)	441%
Other expense, net	(31,189)	(418)	(30,771)	7361%
Total other expense, net	$(34,621)	$(1,052)	$(33,569)	3191%

Interest Expense
Interest expense was $3.4 million for the year ended December 31, 2021 compared to $0.6 million for the year ended December 31, 2020, representing an increase of $2.8 million, or 441%. We increased borrowings on our term debt in May 2020, which led to an increase in interest expense. In addition, we incurred additional interest expense in connection with finance leases of additional laboratory equipment as we expanded our laboratory capacity from 2020 through 2021. We also recognized increased interest expense related to the convertible promissory notes issued in March 2021 until they were converted into common stock in connection with the IPO.
Other Expense, net
Other expense, net, increased by $30.8 million, or 7361%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily driven by fair value adjustments of our convertible notes for $28.0 million, and the change in the preferred stock warrant liability’s fair value in the amount of $4.1 million, offset by recognition of a gain on extinguishment for the forgiveness of our PPP loan in the amount of $0.6 million.
Liquidity and Capital Resources
Overview
As of December 31, 2021, we had $252.6 million of cash and cash equivalents. As of December 31, 2020, we had $69.9 million of cash and cash equivalents.
We have incurred net operating losses since inception. As of December 31, 2021, our accumulated deficit was $191.0 million. As of December 31, 2020, our accumulated deficit was $90.1 million. To date, we have funded operations through issuances and sales of equity securities and debt, in addition to revenue generated from our technology development agreements. We believe that our cash and cash equivalents will be sufficient to meet our operating expenses, working capital and capital expenditure needs over at least the next 12 months following the date of this filing.
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
Sources of Liquidity
Since our inception, we have financed our operations primarily from the issuance and sale of our redeemable convertible preferred stock, issuances of equity securities, borrowings under long-term debt agreements, and to a lesser extent, cash flow from operations.
Redeemable convertible preferred stock
Through December 31, 2021 and December 31, 2020, we have raised a total of $104.3 million and $99.4 million, respectively, from the issuance of redeemable convertible preferred stock, net of issuance costs. In 2020, we issued shares of Series E redeemable convertible preferred stock for net proceeds of $64.7 million. In 2021, we issued additional shares of Series E redeemable convertible preferred stock for net proceeds of $4.9 million. In July 2021, all convertible preferred stock converted into an aggregate of 46,266,256 shares immediately prior to our IPO.
Bridge Bank Loan and Security Agreement
In June 2018, we entered into a Loan and Security Agreement (LSA) with Bridge Bank (Bank), a division of Western Alliance Bank. We initially borrowed the first tranche of $0.3 million in June 2018. We increased our borrowings to $3.0 million in March 2019, and to $5.0 million in May 2020. As of December 31, 2021, we had $3.4 million in outstanding principal under the facility. The loan originally matured in May 2022, at which time all outstanding principal and accrued and unpaid interest is due and payable. In June 2021, the Company entered into a fifth amendment to the LSA. This amendment modified the term loan’s maturity date to June 16, 2023. This loan is secured by substantially all our tangible assets; intellectual property is excluded from this secured collateral, but is subject to a negative pledge in favor of Bank.
Convertible notes
In March 2021, we issued $125.0 million aggregate principal amount of Convertible Notes to certain existing and new investors. In July 2021, the Convertible Notes converted into an aggregate of 9,732,593 shares immediately prior to our IPO, at a price per share calculated based on 82% of the IPO price of $16.00.
Initial Public Offering
In July 2021, we completed our IPO and issued 14.4 million shares of our common stock, including 1.9 million shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price of $16.00 per share and received net proceeds of $210.1 million from the IPO.

Cash Flows
The following summarizes our cash flows for the years ended December 31, 2021 and 2020 (In thousands):

	For the Years Ended December 31,
	2021	2020
Net cash provided by (used in)
Operating activities	(60,598)	(10,970)
Investing activities	(67,377)	(2,171)
Financing activities	336,193	70,973
Net increase (decrease) in cash, cash equivalents, and restricted cash	$208,218	$57,832

Cash Flows from Operating Activities
In the year ended December 31, 2021, net cash used in operating activities was $60.6 million and consisted primarily of a net loss of $101.0 million adjusted for non-cash items, including depreciation and amortization expense of $6.7 million, stock-based compensation of $10.6 million, gain on extinguishment of our PPP loan of $0.6 million, an increase to our convertible note liability of $30.7 million, an increase to our preferred stock warrant liability of $4.1 million and a net increase in operating assets and liabilities in the amount of $3.1 million.
In the year ended December 31, 2020, net cash used in operating activities was $11.0 million and consisted primarily of a net loss of $14.4 million adjusted for non-cash items, including depreciation and amortization expense of $1.1 million and an increase to our preferred stock warrant liability of $0.5 million.
Cash Flows from Investing Activities
In the year ended December 31, 2021, net cash used in investing activities was $67.4 million. The net cash used resulted primarily from purchases of lab equipment and leasehold improvements of $38.0 million as we expanded our operations and overall capacity and cash paid as part of our acquisitions of Denovium and Totient of $28.1 million, and an investment in equity securities of $1.2 million.
In the year ended December 31, 2020, net cash used in investing activities was $2.2 million primarily from purchases of lab equipment.
Cash Flows from Financing Activities
In the year ended December 31, 2021, net cash provided by financing activities was $336.2 million. The net cash provided resulted primarily from total net proceeds of $210.1 million from the IPO, the issuance of Series E redeemable convertible preferred stock, net of issuance costs, in the amount of $4.9 million, the issuance of $125.0 million of convertible promissory notes in March 2021, and was partially offset by principal payments made for leased equipment under finance leases and the term loan in the amount of $4.1 million.
In the year ended December 31, 2020, net cash provided by financing activities was $71.0 million. The net cash provided resulted primarily from the issuance of Series D redeemable convertible preferred units, net of issuance costs, in the amount of $69.3 million, proceeds from the issuance of long-term debt and notes payable in the amount of $3.2 million and was partially offset by principal payments made for leased equipment under finance leases and the term loan in the amount of $1.6 million.
Income taxes
The Company's effective income tax rate from continuing operations was 8.1% for the year ended December 31, 2021. The effective income tax rates reflect the impact of non-deductible expenses, state and local taxes and tax credits. When applicable, the income tax provision also includes adjustments from discrete tax items, including the tax impacts of the business combinations for Denovium and Totient for the year ended December 31, 2021.

Critical Accounting Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are described in more detail in Note 2: Summary of significant accounting policies to our financial statements appearing elsewhere in this Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.
Revenue recognition
We recognize revenue as control of our products and services are transferred to our customers in an amount that reflects the consideration expected to be received in exchange for those products and services. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when or as the performance obligations are satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. We consider a performance obligation satisfied once control of a good or service has been transferred to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. Technology development revenue includes revenue associated to the discovery, development and technology readiness phases of technology development agreements. We refer to our customers as “partners” when describing our relationship in an agreement.
Technology development revenue
Our TDAs generally include multiple phases of Discovery and CLD such as target discovery, library design, assay development, strain screening, fermentation optimization, purification, and analytics that all represent a single performance obligation. These agreements may include options for additional goods and services such as readying the technology to transfer to the partner and licensing terms. The transaction prices for these arrangements include fixed and variable consideration for the single performance obligation as well as variable consideration for success-based achievements. Any variable consideration is constrained to the extent that it is probable that a significant reversal of cumulative revenue will not occur. Depending on the specific terms of the arrangement, we either recognize revenue over time or at a point in time. While there is no alternative use for the asset created, the agreement’s terms vary as to whether an enforceable right to payment exists for performance completed as of that date. Primarily all of our contracts with our partners include an enforceable right to payment.
We measure progress toward the completion of the performance obligations satisfied over time using an input method based on an overall estimate of the effort incurred to date at each reporting period to satisfy a performance obligation. This method provides an appropriate depiction of completed progress toward fulfilling our performance obligations for each respective arrangement. In certain TDAs that require a portion of the contract consideration to be received in advance at the commencement of the contract, such advance payment is initially recorded as a contract liability.
Business combinations
We utilize the acquisition method of accounting for business combinations and allocate the purchase price of an acquisition to the various tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. We primarily establish fair value using the replacement cost approach or the income approach based upon a discounted cash flow model. The replacement cost approach measures the value of an asset by the cost to reconstruct or replace it with another of like utility. The income approach requires the use of many assumptions and estimates including future revenues and expenses, as well as discount factors and income tax rates. Other estimates include:
•The use of carrying value as a proxy for fair values of fixed assets and liabilities assumed from the target; and
•Fair values of intangible assets and contingent consideration.
While we use best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business acquisition date, these estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the purchase price measurement period, which is no more than one year from the business acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. We have recorded adjustments during the period ended December 31, 2021 related to our Totient acquisition. Business combinations also require us to estimate the useful life of certain intangible assets acquired and this estimate requires significant judgment.
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
See Note 10: Stock-based compensation to our financial statements included elsewhere in this Annual Report on form 10-K for more information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options. Certain of such assumptions involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation could be materially different.
Determination of the Fair Value of Common Stock
We are required to estimate the fair value of the common stock underlying our stock-based awards when performing fair value calculations using the Black-Scholes option pricing model. Prior to our common stock being publicly traded, the fair value of the common stock underlying our stock-based awards was determined on each grant date by management and approved by our board of directors, considering our most recently available third-party valuation of common shares. All options to purchase shares of our common stock are intended to be granted with an exercise price per share no less than the fair value per share of our common stock underlying those options on the date of grant, based on the information known to us on the date of grant.
Our determination of the value of our common stock was performed using methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants (AICPA), Audit and Accounting Practice Aid Series: Valuation of Privately Held Company Equity Securities Issued as Compensation (AICPA Practice Aid). In addition, our board of directors considered various objective and subjective factors to determine the fair value of our common stock, including:
•valuations of our common stock performed by third-party valuation specialists;
•the anticipated capital structure that will directly impact the value of the currently outstanding securities;
•our results of operations and financial position;
•the composition of, and changes to, our management team and board of directors;
•the lack of liquidity of our common stock as a private company;

•our stage of development and business strategy and the material risks related to our business and industry;
•external market conditions affecting the life sciences and biotechnology industry sectors;
•U.S. and global economic conditions;
•the likelihood of achieving a liquidity event for the holders of our common stock, such as an IPO or a sale of our company, given prevailing market conditions; and
•the market value and volatility of comparable companies.
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
In accordance with the AICPA Practice Aid, we considered the various methods for allocating the enterprise value to determine the fair value of our common stock at the valuation date. Under the option pricing method (OPM), shares are valued by creating a series of call options with exercise prices based on the liquidation preferences and conversion terms of each equity class. The value of the common stock is inferred by analyzing these options. The probability weighted expected return method (PWERM) is a scenario-based analysis that estimates the value per share based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to us, as well as the economic and control rights of each share class.
Starting in 2020, we used a hybrid method to determine the estimated fair value of our common stock, which included both the OPM and PWERM models.
Following our IPO, estimation of the fair value of our common stock was no longer considered a critical accounting estimate.
Recent Accounting Pronouncements
See Note 2: Summary of significant accounting policies to our Financial Statements “Recently adopted accounting pronouncements and Recently issued accounting pronouncements, not yet adopted” for more information.
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
Subject to certain conditions, as an emerging growth company, we may rely on certain other exemptions and reduced reporting requirements, including without limitation (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board (PCAOB) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; (b) December 31, 2026, the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO; (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
None.

Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	94
Consolidated Balance Sheets as of December 31, 2021 and 2020	95
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2021 and 2020	96
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Units and Other Stockholders’ and Members' Deficit for the years ended December 31, 2021 and 2020	97
Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020	98
Notes to the Consolidated Financial Statements	99

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Absci Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Absci Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in redeemable convertible preferred stock and units and other stockholders’ and members’ deficit, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2021
Seattle, Washington
March 22, 2022

ABSCI CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(In thousands, except for share and per share data)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$252,569	$69,867
Restricted cash	10,513	—
Receivables under development arrangements	1,425	1,594
Prepaid expenses and other current assets	8,572	1,773
Total current assets	273,079	73,234
Operating lease right-of-use assets	6,538	4,476
Property and equipment, net	52,114	8,909
Intangibles, net	54,992	—
Goodwill	21,335	—
Restricted cash, long-term	16,844	1,841
Other long-term assets	1,293	109
TOTAL ASSETS	$426,195	$88,569
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND OTHER STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$8,385	$2,116
Accrued expenses	17,434	1,569
Loans payable	—	632
Long-term debt, current	2,400	903
Operating lease obligations, current	1,502	770
Financing lease obligations, current	2,785	1,475
Deferred revenue, current	1,353	2,630
Total current liabilities	33,859	10,095
Long-term debt - net of current portion	1,124	4,141
Operating lease obligations - net of current portion	8,969	3,813
Finance lease obligations - net of current portion	3,231	2,766
Deferred tax, net	743	—
Other long-term liabilities	12,162	749
TOTAL LIABILITIES	60,088	21,564
Commitments (See Note 8)
Redeemable convertible preferred stock, $0.0001 par value; 0 and 13,845,050 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 0 and 13,752,043 issued and outstanding as of December 31, 2021 and December 31, 2020 respectively; liquidation preference of $203,095 as of December 31, 2020;	—	156,433
STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 and 0 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 0 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 and 72,668,200 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 92,648,036 and 17,887,631 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	9	2
Additional paid-in capital	557,136	635
Accumulated deficit	(191,025)	(90,065)
Accumulated other comprehensive loss	(13)	—
TOTAL OTHER STOCKHOLDERS' DEFICIT	366,107	(89,428)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND OTHER STOCKHOLDERS' DEFICIT	$426,195	$88,569

The accompanying notes are an integral part of these consolidated financial statements.

ABSCI CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
(In thousands, except for share and per share data)	2021	2020
Revenues
Technology development revenue	$4,009	$4,117
Collaboration revenue	773	663
Total revenues	4,782	4,780
Operating expenses
Research and development	44,586	11,448
Selling, general and administrative	28,780	5,502
Depreciation and amortization	6,654	1,131
Total operating expenses	80,020	18,081
Operating loss	(75,238)	(13,301)
Other expense
Interest expense	(3,432)	(634)
Other expense, net	(31,189)	(418)
Total other expense, net	(34,621)	(1,052)
Loss before income taxes	(109,859)	(14,353)
Income tax benefit	8,899	—
Net loss	(100,960)	(14,353)
Adjustment of redeemable preferred units and stock	—	(34,336)
Cumulative undeclared preferred stock dividends	(2,284)	(780)
Net loss applicable to common stockholders and unitholders	$(103,244)	$(49,469)

Net loss per share attributable to common stockholders and unitholders: Basic and diluted	$(2.08)	$(3.19)

Weighted-average common shares and units outstanding: Basic and diluted	49,685,194	15,494,908

Comprehensive loss:
Net loss	$(100,960)	$(14,353)
Foreign currency translation adjustments	(13)	—
Comprehensive loss	$(100,973)	$(14,353)

The accompanying notes are an integral part of these consolidated financial statements

ABSCI CORPORATION
STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND UNITS AND OTHER STOCKHOLDERS’ AND MEMBERS’
DEFICIT

(In thousands, except for unit, share, per unit, and per share data)	Redeemable Convertible Preferred Units		Redeemable Convertible Preferred Stock		Common Units		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ and Members' Deficit
	Units	Amount	Shares	Amount	Units	Amount	Shares	Amount
December 31, 2019	9,964,572	$52,763	—	$—	15,215,724	$2	—	$—	$215	$(41,376)	$—	$(41,159)
Issuance of Class D preferred units, net of issuance costs	473,952	4,625	—	—	—	—	—	—	—	—	—	—
Increase in preferred unit redemption value	—	34,336	—	—	—	—	—	—	—	(34,336)	—	(34,336)
Conversion of preferred and common units to shares	(10,438,524)	(91,724)	10,438,524	91,724	(15,215,724)	(2)	15,215,724	2	—	—	—	—
Issuance of Class E preferred stock, net of issuance costs	—	—	3,313,519	64,709	—	—	—	—	—	—	—	—
Issuance of Restricted stock	—	—	—	—	—	—	2,671,907	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	420	—	—	420
Net loss	—	—	—	—	—	—	—	—	—	(14,353)	—	(14,353)
December 31, 2020	—	$—	13,752,043	$156,433	—	$—	17,887,631	$2	$635	$(90,065)	$—	$(89,428)
Issuance of Series E preferred stock, net of issuance costs	—	—	254,886	4,944	—	—	—	—	—	—	—	—
Issuance of restricted stock	—	—	—	—	—	—	703,425	—	—	—	—	—
Issuance of shares upon option exercise	—	—	—	—	—	—	153,416	—	169	—	—	169
Stock-based compensation	—	—	—	—	—	—	—	—	9,932	—	—	9,932
Issuance of shares in acquisitions	—	—	—	—	—	—	3,222,504	—	14,259	—	—	14,259
Issuance of common shares upon initial public offering, net of issuance costs of $3,766	—	—	—	—	—	—	14,375,000	1	210,133	—	—	210,134
Conversion of convertible note	—	—	—	—	—	—	9,732,593	1	155,721	—	—	155,722
Conversion of redeemable convertible preferred stock	—	—	(14,006,929)	(161,377)	—	—	46,266,256	5	161,372	—	—	161,377
Conversion of warrant liability	—	—	—	—	—	—	—	—	4,822	—	—	4,822
Issuance of shares upon warrant exercise	—	—	—	—	—	—	307,211	—	93	—	—	93
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	(13)	(13)
Net loss	—	—	—	—	—	—	—	—	—	(100,960)	—	(100,960)
December 31, 2021	—	$—	—	$—	—	$—	92,648,036	$9	$557,136	$(191,025)	$(13)	$366,107

The accompanying notes are an integral part of these consolidated financial statements.

ABSCI CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2021	2020
Cash Flows From Operating Activities
Net loss	(100,960)	(14,353)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	6,654	1,131
Deferred income taxes	(8,901)	—
Share-based compensation	10,608	420
Change in fair value of convertible promissory notes	30,722	—
Gain on extinguishment of loan payable	(636)	—
Loss on disposal and impairment of assets	948	363
Foreign exchange transaction losses (gains)	(11)	—
Preferred stock warrant liability expense	4,124	461
Changes in operating assets and liabilities:
Receivables under development arrangements	230	(1,372)
Prepaid expenses and other current assets	(7,636)	(1,434)
Operating lease right-of-use assets and liabilities	3,256	93
Other long-term assets	126	(85)
Accounts payable	1,574	903
Accrued expenses and other liabilities	581	1,053
Deferred revenue	(1,277)	1,850
Net cash used in operating activities	(60,598)	(10,970)
Cash Flows From Investing Activities
Purchases of property and equipment	(38,047)	(2,181)
Acquisitions, net of cash acquired	(28,130)	—
Investment in equity securities	(1,200)	—
Proceeds from sales of property and equipment	—	10
Net cash used in investing activities	(67,377)	(2,171)
Cash Flows From Financing Activities
Proceeds from issuance of redeemable convertible preferred units and stock, net of issuance costs	4,944	69,334
Proceeds from issuance of long-term debt	—	2,598
Proceeds from notes payable	—	632
Principal payments on long-term debt	(1,600)	(500)
Principal payments on finance lease obligations	(2,547)	(1,091)
Proceeds from issuance of common stock, net of issuance costs	210,396	—
Proceeds from issuance of convertible promissory notes	125,000	—
Net cash provided by financing activities	336,193	70,973
Net increase (decrease) in cash, cash equivalents, and restricted cash	208,218	57,832
Cash, cash equivalents and restricted cash - Beginning of year	71,708	13,876
Cash, cash equivalents, and restricted cash - End of period	$279,926	$71,708

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$652	$508
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Property and equipment purchased under finance lease	$4,313	$3,988
Right-of-use assets obtained in exchange for operating lease obligation	3,330	3,114
Cash paid for amounts included in the measurement of operating lease liabilities	1,631	422
Property and equipment purchases included in accounts payable	5,565	945
Increase in redemption value of convertible preferred stock	—	34,336

The accompanying notes are an integral part of these consolidated financial statements.

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Organization and nature of operations
Absci Corporation (the “Company”) has developed an integrated drug creation platform (the “Integrated Drug Creation Platform”) by merging deep learning artificial intelligence and synthetic biology. The Integrated Drug Creation Platform enables the creation of biologics by unifying the drug discovery and cell line development processes into one process. The Company was organized in the State of Oregon in August 2011 as a limited liability company and converted to a limited liability company (“LLC”) in Delaware in April 2016. In October 2020, the Company converted from a Delaware LLC to a Delaware corporation (the “LLC Conversion”). The Company’s headquarters are located in Vancouver, Washington.
Authorized shares of common stock
In June 2021, the Company’s board of directors (the “Board”) and stockholders increased the number of authorized shares of common stock to 78,320,000.
Initial Public Offering
In July 2021, we completed our initial public offering (IPO) and issued 14.4 million shares of our common stock, including 1.9 million shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price of $16.00 per share and received net proceeds of $210.1 million from the IPO. Immediately prior to the completion of the IPO, all shares of redeemable convertible preferred stock then outstanding were converted into 46.3 million shares of common stock and all convertible notes issued in March 2021 were converted into 9.7 million shares of common stock.
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
LLC Conversion
In conjunction with the LLC Conversion as of October 15, 2020, (i) all of the Company’s outstanding common units converted on a 1-for-1 basis into shares of common stock, par value $0.0001; and (ii) all of the Company’s outstanding redeemable preferred units converted on a 1-for-1 basis into shares of redeemable convertible preferred stock, par value $0.0001. Prior to the LLC Conversion, the Company had issued incentive units to certain employees, directors, and consultants. The outstanding vested incentive units converted on a net issuance basis into shares of common stock and the outstanding unvested incentive units converted on a net issuance basis into restricted common stock. All vesting provisions remained the same following the LLC

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Conversion. See Note 10: Stock-based compensation for further discussion of the LLC Conversion’s impact on the Company’s stock-based compensation plans.
2.Summary of significant accounting policies
Basis of presentation
The consolidated financial statements are prepared in accordance with US GAAP as defined by the Financial Accounting Standards Board (“FASB”). The consolidated financial statements include the Company’s wholly-owned subsidiaries and entities under its control. The Company has eliminated all intercompany transactions and accounts.
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

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Restricted cash represents amounts pledged as collateral for future property lease payments via standby letters of credit (see Note 8: Commitments and contingencies) and amounts held in escrow related to acquisitions by the Company (see Note 3: Acquisitions).
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
As permitted under Accounting Standards Codification (“ASC”) 825, Financial Instruments, (“ASC 825”), the Company has elected the fair value option to account for its convertible promissory notes issued during the year ended December 31, 2021. In accordance with ASC 825, the Company records these convertible promissory notes at fair value on its consolidated balance sheet. Changes in fair value of the warrant to purchase convertible preferred stock and the convertible promissory notes are recorded in the consolidated statements of operations and comprehensive loss. As a result of applying the fair value option, direct costs and fees related to the convertible promissory notes were recognized as incurred and not deferred.
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
Concentration risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, and receivables under development arrangements. The Company maintains its cash and cash equivalents and restricted cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced any losses on these accounts. For the years ended December 31, 2021 and 2020, two partners represented approximately 73% and 77% of technology development revenue, respectively.
As of December 31, 2021, four partners represented approximately 84% of total receivables under technology development arrangements. As of December 31, 2020, one partner represented approximately 93% of total receivables under technology development arrangements.
The Company purchases from and relies on two vendors for specific equipment and consumables which are critical to its operations. While there are alternative types of equipment that could be used, switching vendors would require significant capital investment, long lead times and significant training and validation.

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplies
Supplies, comprised principally of supplies and other materials used in the lab, are stated at the lower of cost or net realizable value and using the first-in, first-out method, applied on a consistent basis. The supplies inventory is included in prepaid expenses and other current assets on the consolidated balance sheet.
Property and equipment, net
Property and equipment are stated at cost less accumulated depreciation and amortization. Additions and improvements to property and equipment are capitalized. The costs of maintenance and repairs are expensed as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the underlying assets, which vary from 3 to 7 years. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful lives of the assets. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from their respective accounts, and the resulting gain or loss is reported as income or expense in the consolidated statements of operations and comprehensive loss.
Impairment of long-lived assets
Management reviews long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows expected to result from the use of the asset and its eventual disposition. If these estimated cash flows were less than the carrying amount of the asset, an impairment loss would be recognized in order to write down the asset to its estimated fair value. During the year ended December 31, 2021, the Company recognized $0.6 million in impairment expense of certain operating lease right-of-use assets and $0.3 million in impairment of leasehold improvements, resulting from the discontinued use of certain leased facilities. There were no such impairments of long-lived assets during the year ended December 31, 2020.
Goodwill
Goodwill is evaluated for impairment on an annual basis as of October 1, or more frequently if an indicator of impairment is present. As part of the impairment evaluation, the Company may elect to perform an assessment of qualitative factors. If this qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit that includes the goodwill is less than its carrying value, then a quantitative impairment test would be prepared to compare this fair value to the carrying value and record an impairment charge if the carrying value exceeds the fair value.
Redeemable convertible preferred units and stock warrant liability
Outstanding warrants that were related to the Company’s redeemable convertible preferred units and redeemable convertible preferred stock were classified as liabilities on the consolidated balance sheets. As the warrants were exercisable for redeemable convertible preferred units and redeemable convertible preferred stock, the Company has recognized a liability for the fair value of its warrants on the consolidated balance sheets upon issuance and subsequently remeasures the liability to fair value at the end of each reporting period until the earlier of the expiration or exercise of the warrants. See Note 9: Redeemable convertible preferred stock for further discussion.
Revenue recognition
The Company recognizes revenue as control of its products and services are transferred to its customers in an amount that reflects the consideration expected to be received in exchange for those products and services. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when or as the performance obligations are satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. The Company considers a performance obligation satisfied once control of a good or service has been transferred to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. Technology development revenue includes revenue

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
associated to the development and technology readiness phases of technology development agreements. The Company refers to its customers as “partners” when describing their relationship in an agreement.
Technology development revenue
The Company’s Technology Development Agreements (“TDAs”) generally include multiple phases of drug discovery and/or Cell Line Development (“CLD”) such as library design, assay development, strain screening, fermentation optimization, purification, and analytics that all represent a single performance obligation. These agreements may include options for additional goods and services such as readying the technology to transfer to the partner and licensing terms. The transaction prices for these arrangements include fixed and variable consideration for the single performance obligation as well as variable consideration for success-based achievements. Any variable consideration is constrained to the extent that it is probable that a significant reversal of cumulative revenue will not occur. Depending on the specific terms of the arrangement, the Company either recognizes revenue over time or at a point in time. While there is no alternative use to the Company for the asset created, the agreement’s terms vary as to whether an enforceable right to payment exists for performance completed as of that date. Primarily all of the Company’s contracts with its partners include an enforceable right to payment.
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
KBI BioPharma, Inc. Collaboration agreement
In December 2019, the Company executed a four-year Joint Marketing Agreement (“JMA”) with KBI BioPharma, Inc. (“KBI”) to co-promote technologies through joint marketing efforts. The JMA provides for a non-refundable upfront payment of $0.8 million and milestone payments of $2.8 million in the aggregate, of which $2.3 million had been received as of December 31, 2021, upon the achievement of specific milestones. Upfront payments that relate to ongoing collaboration efforts required throughout the contract term such as joint marketing are recognized ratably throughout the contract term. The Company fully constrains revenue associated with the milestone payments until the specified milestones are probable of achievement. Additionally, KBI is obligated to make royalty payments to the Company during the fourth year of the JMA representing a percentage of its sales generated through the arrangement. Any costs incurred to KBI through the duration of the JMA are recognized as a reduction to collaboration revenue in the period in which they are incurred.
In September 2021, the JMA was amended to shorten the term to approximately three years, while all remaining payments, including potential royalty payments, were replaced with a one-time fee due from KBI in the amount of $0.3 million. The Company determined the remaining services were distinct from those provided prior to the modification and therefore recognizes the total remaining transaction price prospectively over the remaining contractual term.
As of December 31, 2021 and December 31, 2020, deferred revenue related to the JMA was $1.2 million and $1.8 million, respectively.
Contract balances
Contract assets are generated when contractual billing schedules differ from revenue recognition timing and the Company records a contract receivable when it has an unconditional right to consideration. As of December 31, 2021 and December 31, 2020, contract assets were $0.6 million and $0.1 million, respectively.
Contract liabilities are recorded in deferred revenue when cash payments are received or due in advance of the satisfaction of performance obligations. As of December 31, 2021 and December 31, 2020, contract liabilities were $1.4 million and $2.6 million, respectively. During the years ended December 31, 2021 and 2020, the Company recognized $1.5 million and $0.2 million, respectively, as revenue that had been included in deferred revenue at the beginning of the period.

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income taxes
Prior to the LLC Conversion, all income tax effects of the Company's operations were passed through to its members individually. Accordingly, the accompanying financial statements do not include any income tax effects for the Company prior to the LLC Conversion date, and the Company had no unrecognized income tax benefits, nor any interest or penalties associated with unrecognized income tax benefits, accrued or expensed as of and for the period from January 1, 2020 through October 15, 2020.
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
The Company recognizes interest and penalties related to income tax matters as a component of tax expense. The Company did not record any interest or penalties related to income tax during the years ended December 31, 2021 and 2020.
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
The Company additionally evaluates leases at their inception to determine if they are to be accounted for as an operating lease or a finance lease. Operating lease assets represent a right to use an underlying asset for the lease term and operating lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease obligations with a term greater than one year and their corresponding right-of-use assets are recognized on the consolidated balance sheet at the commencement date of the lease based on the present value of lease payments over the expected lease term. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.
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
The Company accounts for its finance leases by calculating an implied interest rate in the lease contract and recognizing a finance lease right of use asset and lease liability. The right of use asset is recognized in property and equipment, net, in the asset category in which the underlying asset relates. The lease liability is recognized in the consolidated balance sheet as a finance lease obligation.
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
Net Loss Per Share Attributable to Common Stockholders and Unitholders
Basic and diluted net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. The Company was in a loss position for all periods presented, therefore basic net loss per share and diluted net loss per share are the same for all periods as the inclusion of all potential common securities outstanding would have been anti-dilutive.
Recently adopted accounting pronouncements
In August 2020, the FASB issued ASU No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU No. 2020-06”). The new guidance eliminates two of the three models in ASC 470-20 that require separating embedded conversion features from convertible instruments. As a result, only conversion features accounted for under the substantial premium model in ASC 470-20 and those that require bifurcation in accordance with ASC 815-15 will be accounted for separately. For contracts in an entity’s own equity, the new guidance eliminates some of the requirements in ASC 815-40 for equity classification. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. ASU 2020-06 is effective for the Company after December 15, 2023. Early adoption is permitted for fiscal periods beginning after December 15, 2020. The Company adopted this standard as of January 1, 2021, and the adoption of this standard did not have a material impact on its consolidated financial statements.
Recently issued accounting pronouncements, not yet adopted
In December 2019, the FASB issued amended guidance on the accounting and reporting of income taxes. The guidance is intended to simplify the accounting for income taxes by removing exceptions related to certain intraperiod tax allocations and deferred tax liabilities; clarifying guidance primarily related to evaluating the step-up tax basis for goodwill in a business combination; and reflecting enacted changes in tax laws or rates in the annual effective tax rate. The amended guidance is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The application of the amendments in the new guidance are to be applied on a retrospective basis, on a modified retrospective basis through a cumulative-effect adjustment to retained earnings or prospectively, depending on the amendment. The Company is currently evaluating the impact of the potential adoption of this guidance on its consolidated financial statements.
3.Acquisitions
Acquisition of Denovium
In January 2021, the Company completed its acquisition of the common stock of Denovium, Inc. (“Denovium”), an artificial intelligence deep learning company focused on protein discovery and design. The Company is integrating Denovium’s technology into its Integrated Drug Creation Platform. The acquisition has been accounted for as a business combination.

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pursuant to the terms of the agreement, the Company acquired all outstanding equity of Denovium for estimated total consideration of $3.0 million, which consists of (in thousands):

Cash consideration	$2,670
Equity consideration	368
Total purchase consideration	$3,038

Cash consideration includes a $2.5 million upfront payment and a payment for working capital adjustments.
In addition to the $2.5 million paid upfront, $2.5 million was placed into escrow subject to the continued service and/or employment of Denovium’s co-founders over a one-year period. This amount is not included in the total consideration and is accounted for as compensation expense over the one-year service period, and is included in current restricted cash and accrued expenses on the consolidated balance sheet as of December 31, 2021.
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

Goodwill arising from the acquisition of $1.1 million was attributable to the assembled workforce and expected synergies between the Integrated Drug Creation Platform and the Denovium Engine. The goodwill is not deductible for tax purposes. As of December 31, 2021, the Company had fully completed the analysis to assign fair values to all assets acquired and liabilities assumed.
The following table reflects the fair values of the identified intangible assets of Denovium and their respective weighted-average estimated amortization periods.

	Estimated Fair Value (in thousands)	Estimated Amortization Period (years)
Denovium Engine	$2,507	5
	$2,507

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Acquisition of Totient
On June 4, 2021, the Company entered into a merger agreement with Totient, Inc. (“Totient”), under which, at the effective time, a wholly owned entity, or Merger Sub, merged with Totient, with Merger Sub surviving as a wholly owned subsidiary of the Company.
Pursuant to the merger agreement, at closing, Totient shareholders became eligible to receive an aggregate payment of $55.0 million in cash, of which $40.0 million in cash was paid at closing, subject to customary purchase price adjustments and escrow restrictions, and $15.0 million in cash shall be paid upon the achievement of expected milestones, and 2,212,208 shares of the Company’s common stock. The $40.0 million cash consideration includes $8.0 million of deferred cash payment, due in one year, which is held in escrow and included in current restricted cash and accrued expenses on the consolidated balance sheet as of December 31, 2021. All common stock issued is unrestricted, except for those shares granted to certain members of Totient’s management, of which 25% of the shares issued were vested upon the closing of the transaction and the remaining 75% will vest over 2.5 years, in six month installments subject to their continuing service relationships with the Company.
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
(iii)Represents the estimated fair value of the contingent consideration that is payable upon the achievement of the milestone of (i) Absci’s entering into one or more definitive commercialization agreements, or technology partnering or licensing agreements, or collaboration agreements, with third parties using, or related to, Totient’s technology, a target discovered or identified by using Totient’s technology, or a peptide, protein complex or amino acid sequence assembled using Totient’s technology, including any Totient product or enabled product, pursuant to which (a) Absci is entitled to receive at least $2.0 million in aggregate upfront cash or equity payments (provided, that the minimum upfront payment under any individual agreement shall be $1.0 million and (b) an option for a license or a license or similar right is granted to the third party; or (ii) first commercial sale of a Totient product or enabled product. The fair value estimate is based on a probability-weighted approach and will be updated as we obtain more information. The $12.0 million of contingent consideration is included in Other long-term liabilities on the consolidated balance sheet as of December 31, 2021.

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the allocation of the estimated consideration to the identifiable assets and liabilities acquired by us as of June 4, 2021 (in thousands).

Current assets:
Cash and cash equivalents	$1,751
Prepaid expenses and other current assets	189
Total current assets	1,940
Operating lease right-of-use assets	266
Property and equipment, net	118
Goodwill	20,280	(i)
Intangible assets	54,600	(ii)
Other long-term assets	23
TOTAL ASSETS	77,227
Current liabilities:
Accounts payable	78
Accrued expenses	6,588
Operating lease obligations, current	122
Total current liabilities	6,788
Operating lease obligations - net of current portion	144
Deferred tax, net	9,012
Other long-term liabilities	24
TOTAL LIABILITIES	15,968
Fair value of net assets acquired and liabilities assumed	$61,259

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
Until finalization, the Company’s analysis to assign fair values to all assets acquired and liabilities assumed is preliminary. The remaining items include the finalization of working capital adjustments, income taxes and contingent consideration liability, and the resulting impact to goodwill. The preliminary purchase price allocation will be subject to further refinement as the Company continues to refine its estimates and assumptions based on information available at the acquisition date. These refinements may result in material changes to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation adjustments can be made throughout the end of the Company’s measurement period, which is not to exceed one year from the acquisition date. The effect of measurement period adjustments to the estimated amounts

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
will be reflected on a prospective basis. During the year ended December 31, 2021, the Company recorded adjustments to goodwill of $1.6 million primarily related to deferred taxes.
Acquisition costs of $0.9 million were included in the consolidated statement of operations and comprehensive loss as selling, general and administrative. The Company’s results of operations for the year ended December 31, 2021 include the operating results of Totient since the date of acquisition, within the consolidated statement of operations and comprehensive loss.
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
The pro forma financial information for the years ended December 31, 2021 and 2020 combines our results, which include the results of Totient subsequent to June 4, 2021, and the historical results for Totient for the periods prior to acquisition. The pro forma results for the year ended December 31, 2020 also include material nonrecurring adjustments for $0.9 million of acquisition related costs incurred and $1.6 million of costs related to the acceleration of stock appreciation right (“SAR”) and Employee Stock Ownership Plan awards due to preexisting change in control provisions.
The following table summarizes the pro forma financial information (in thousands):

	For the Years Ended December 31,
	2021	2020
Net loss applicable to common stockholders and unitholders	$(113,119)	$(60,701)

4.Property and equipment, net
Property and equipment as of December 31, 2021 and 2020 consists of the following (in thousands):

	December 31,	December 31,
	2021	2020
Construction in progress	$933	$—
Lab Equipment	27,776	8,578
Software	311	188
Furniture, Fixtures and Other	4,804	472
Leasehold Improvements	24,671	2,016
Total Cost	58,495	11,254
Less accumulated depreciation and amortization	(6,381)	(2,345)
Property and equipment, net	$52,114	$8,909

Depreciation expense was $4.5 million and $1.1 million for the years ended December 31, 2021 and 2020, respectively.

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5.    Goodwill and Intangibles, net
The roll forward of goodwill was as follows (in thousands):

Balance, December 31, 2020	$—
Goodwill acquired related to acquisition of Denovium	1,055
Goodwill acquired related to acquisition of Totient	20,280
Balance, December 31, 2021	$21,335

The Company performed its annual goodwill impairment test on October 1, 2021 utilizing the qualitative assessment allowable under ASC 350 Intangibles – Goodwill and Other to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic considerations, industry and market trends, cost factors, entity-specific financial performance and other events, such as changes in the Company’s management, strategy and primary user base. If based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. Based on our review of the qualitative factors, the Company determined that a quantitative impairment analysis was not necessary. Based on the results of the Company’s annual impairment test, we concluded that goodwill was not impaired.
There were no impairment losses netted against the goodwill balance at any date.
Intangible assets consisted of the following:

	December 31, 2021
	Gross Assets	Accumulated Amortization	Net
Denovium Engine	2,507	(473)	2,034
Monoclonal antibody library	46,300	(1,325)	44,975
Developed software platform and the related methods patents	8,300	(317)	7,983
Intangible assets, net	$57,107	$(2,115)	$54,992

There was no balance of intangible assets, or related amortization expense, for the year ended December 31, 2020. Amortization expense related to intangible assets was $2.1 million for the year ended December 31, 2021 and is reflected within depreciation and amortization expense on the consolidated statement of operations and comprehensive loss.
At December 31, 2021, amortization expense on intangible assets is estimated to be as follows for each of the next five years:

Years Ending December 31:
2022	$3,370
2023	3,370
2024	3,370
2025	3,370
2026	2,897
Thereafter	38,615
$54,992

6.    Long-term debt and other borrowings
In June 2018, the Company signed a Loan and Security Agreement (“LSA”) with Bridge Bank (“Bank”), a division of Western Alliance Bank. The purpose of the LSA was to provide long-term financing to the

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company through term loans available for borrowing in three tranches up to a maximum of $3.0 million through December 2019 upon the attainment of certain milestones as delineated in the LSA. The first tranche of $0.3 million was borrowed in 2018. The Company was obligated to make interest-only payments until the amortization date of June 28, 2019 and after that date to make principal and interest payments. Interest on outstanding borrowings under the LSA is charged at a rate of 6% per annum. This loan was scheduled to originally matured in May 2022, at which time all outstanding principal and accrued and unpaid interest is due and payable. This loan is secured by substantially all tangible assets of the Company; intellectual property is excluded from the secured collateral but is subject to a negative pledge in favor of the Bank.
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
In connection with entering into the LSA in June 2018, the Company entered into an agreement whereby the Company is required to pay a fee of 3.5% of the aggregate amount of term loans funded by Bank under the LSA within three business days of a sale or other disposition of substantially all of the Company’s assets, a merger or consolidation, a change in control or an initial public offering. Concurrent with the second amendment, the Company and the Bank entered into an amended agreement which extended the term of the fee to May 11, 2030. This fee became payable upon completion of the Company’s IPO on July 26, 2021 and was paid during the year ended December 31, 2021.
Under the LSA (as amended), the Company is subject to a financial covenant. The covenant, as amended, requires that the Company maintain at all times either (a) unrestricted cash and cash equivalents in an amount equal to or greater than the Company’s monthly cash burn or (b) trailing 6-month revenue of at least 80% of the Company’s revenue projections (over the same 6-month period) determined using the lender’s measurement method. As of December 31, 2021, the Company was in compliance with this financial covenant.
As of December 31, 2021, the outstanding principal balance under the LSA was $3.4 million.

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future maturities of the amounts outstanding under the LSA as of December 31, 2021 are as follows (in thousands):

Years ending December 31:
2022	$2,400
2023	1,150
2024	—
2025	—
2026	—
Total principal, including final fee	3,550
Less: amount representing debt discounts and issuance costs	(26)
Total long-term debt	$3,524

The carrying amount of the long-term debt approximates fair value.
In May 2020, the Company received a PPP loan pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in the amount of $0.6 million. The loan had a two-year term and bore a fixed interest rate of 1%. Under the terms of the CARES Act, the loan was eligible to be forgiven, in part or whole, if the proceeds were used to retain and pay employees and for other qualifying expenditures. In February 2021, the Company received notification from the Small Business Administration that they approved the forgiveness of the full $0.6 million PPP loan and a gain on extinguishment in this amount was recorded as other income in the consolidated statement of operations and comprehensive loss.
In March 2021, the Company entered into a Note Purchase Agreement to issue and sell $125.0 million convertible promissory notes (the “2021 Notes”) to certain investors. The 2021 Notes accrued interest at 6% per annum. Due to certain embedded features within the 2021 Notes, the Company elected to account for these notes, including all of their embedded features, under the fair value option. The Company has elected to recognize interest expense based on the 6% per annum coupon rate of the Notes, which was included in other long-term liabilities on the consolidated balance sheet through the date of the IPO. Based on the terms of the agreement, the 2021 Notes converted at an 18% discount from the offering price to the public in the IPO. Prior to the conversion, the Company recorded a final fair value adjustment of the 2021 Notes using the Company's common stock price at the IPO. Immediately prior to the completion of the IPO, all outstanding principal under the 2021 Notes and the related accrued interest expense were converted into an aggregate of 9,732,593 shares of our common stock based on an initial public offering price of $16.00 per share.
7.    Leases
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
In March 2021, the Company entered into an amendment to its lease agreement with respect to its new facility currently under construction. The amendment made certain changes to the original lease, including (i) the addition of 16,367 square feet of office and laboratory space at the same site (“Expansion Premises”) and (ii) an extension of the expiration date of the original lease by 24 months following the rent commencement date of April 1, 2021. The amendment provides for annual base rent for the Expansion Premises of approximately $0.3 million in the first year of the lease term, which increases on an annual basis to approximately $0.4 million in the final year of the lease term. The amendment also provides for additional tenant incentives in the amount of $0.7 million. Additionally, with the execution of this amendment, the Company obtained a one-time option to terminate the lease for the original premises and Expansion Premises after five years. All other terms of the lease amendment for the Expansion Premises are consistent with the

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
existing new facility lease agreement. Under the amendment, the Company retains its original option to renew the lease for an additional five-year term, at then-current market rates.
In conjunction with the new facility lease and lease amendment, the Company entered into an agreement with a construction company for purposes of building out the facility and customizations for a total estimated cost of approximately $24.5 million.
The Company moved into its new facility in May 2021 and has completed its move out of its prior office and laboratory facility, for which the Company’s lease continues through August 2024. During the fourth quarter of 2021, the Company determined it would no longer utilize the prior office and facility and is currently evaluating different options with the lessor. As a result, during the year ended December 31, 2021, the Company recognized $0.6 million in impairment expense of certain operating lease right-of-use assets and $0.3 million in impairment of leasehold improvements.
For each of the Company’s facility lease agreements, the Company is responsible for taxes, insurance and maintenance costs.
The Company leases certain laboratory equipment under finance leases. Property and equipment includes approximately $8.8 million and $4.3 million of assets under finance leases as of December 31, 2021 and 2020, respectively. Accumulated depreciation related to assets under finance leases was approximately $1.8 million and $0.9 million as of December 31, 2021 and 2020, respectively.
The components of lease expense were as follows (in thousands):

	For the Years Ended December 31,
	2021	2020
Operating lease cost	1,780	526
Variable lease cost	425	166
Short-term lease cost	155	18
	$2,360	$710

Future undiscounted lease payments for the Company’s lease liabilities as of December 31, 2021 are as follows (in thousands):

	Operating leases	Finance leases
2022	$2,294	$3,127
2023	2,285	2,477
2024	2,135	968
2025	1,873	86
2026	1,929	—
Thereafter	2,821	—
Total future lease payments	13,337	6,658
Less: Imputed interest	(2,832)	(642)
Less: Lease incentive	(34)	—
Present value of lease liabilities	$10,471	$6,016

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additional information related to the Company’s leases as of December 31, 2021 and 2020 is as follows:

	December 31, 2021	December 31, 2020
Weighted average remaining lease term (in years)
Operating leases	6	4.9
Finance leases	2.2	3.0

Weighted average discount rate
Operating leases	8%	8%
Finance leases	7%	7%

8.    Commitments and contingencies
As of December 31, 2021, future lease payments are secured by irrevocable standby letters of credit totaling $1.8 million. The irrevocable standby letters of credit are expected to be pledged for the full lease terms which extend through 2024 and 2028 for each of the Company’s facility leases.
The Company is not currently party to any material claims or legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss or a potential range of loss is both probable and reasonably estimable.
9.    Redeemable convertible preferred stock
Redeemable Convertible Preferred Stock
Prior to its conversion to common stock in connection with the Company’s IPO, the convertible preferred stock was classified as temporary equity on the accompanying consolidated balance sheets since the shares contained certain redemption features that were not solely within the control of the Company. The Company had not previously accreted the convertible preferred stock to its redemption value since the shares were not redeemable and redemption was not deemed to be probable.
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

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Preferred stock warrants
As part of the Class A-1 funding in 2016, a warrant for the purchase of 93,007 Class A-1 Preferred Units at an exercise price of $1 per unit and exercisable at any time before April 2026 was granted to an investor. This warrant was exchanged for a warrant to purchase Class A-1 preferred stock at equivalent terms in October 2020. Because the underlying shares are redeemable for conditions outside of the Company’s control, the warrant was classified within other long-term liabilities on the consolidated balance sheets and recognized at fair value at each reporting period with the change in fair value recorded in other expense on the consolidated statement of operations and comprehensive loss prior to the IPO. The balance was included in other long-term liabilities on the consolidated balance sheet prior to the IPO. The warrant was converted into a warrant to purchase 307,211 shares of the Company’s common stock upon the closing of the IPO. The warrant holder fully exercised the warrant to purchase common stock for cash during the year ended December 31, 2021 following the IPO.
10.    Stock-based compensation
Prior to the LLC Conversion, the Company granted incentive units and phantom units under its 2015 Equity-Based Incentive Plan (“2015 Plan”) to employees and non-employee service providers. In October 2020, in conjunction with the LLC Conversion, the Company adopted the 2020 Stock Option and Grant Plan (“2020 Plan”) under which it granted stock options, restricted shares, and SARs as replacement awards for outstanding awards under the 2015 Plan and as new awards to incentivize employee service. Upon completion of the IPO, the Company adopted the 2021 Stock Option and Incentive Plan (“2021 Plan”).
Total stock-based compensation expense related to all of the Company’s stock-based awards was recorded in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	For the Years Ended December 31,
	2021	2020
Research and development	4,637	188
Selling, general and administrative	5,971	232
Total stock-based compensation expense	$10,608	$420

Restricted Stock
Upon the LLC Conversion, the outstanding 3,329,707 incentive units were exchanged for 2,671,907 restricted shares of common stock granted under the 2020 Plan based on a ratio determined by their threshold amount and the fair value of the restricted stock. The exchange was accounted for as a probable-to-probable modification (Type I modification), and the fair value of the restricted shares did not exceed the fair value of the incentive units on the date of exchange. Accordingly, the restricted shares are measured at the grant date fair value of the incentive units. Shares of restricted stock that do not vest are subject to our right of repurchase or forfeiture. In connection with its acquisitions of Denovium and Totient, the Company issued restricted shares of common stock that vest over time subject to continued service.

Activity for the restricted shares is shown below:

Number of shares
Unvested as of December 31, 2020	1,111,642
Granted	2,441,129
Vested	(967,101)
Unvested as of December 31, 2021	2,585,670

As of December 31, 2021, there was $11.5 million of unrecognized compensation expense related to the restricted shares expected to be recognized over a remaining weighted-average period of 2.6 years.

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Activity for the phantom units is shown below:

	Number of Units	Weighted Average Strike Price
Unvested as of December 31, 2020	1,202,435	$0.47
Granted	—	—
Vested	—	—
Exchange of Phantom Units for Cash Payment Rights, SARs, and/or Stock Options	(1,202,435)	$0.47
Unvested as of December 31, 2021	—	$—

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
The aggregate intrinsic value of the 394,736 SARs outstanding as of December 31, 2021 is $3.2 million based on the estimated fair value of common stock of $8.20.

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands $)
Outstanding at December 31, 2020	1,706,339	$1.10	9.8	$780
Granted	7,386,667	4.01		—
Exercised	(153,416)	1.10
Canceled/ Forfeited	(1,182,189)	2.14		—
Outstanding at December 31, 2021	7,757,401	3.72	9.2	40,939
Exercisable at December 31, 2021	1,675,979	$1.13	9.0	$11,851
Vested and expected to vest as of December 31, 2021	7,757,401		9.2	$40,939

The aggregate intrinsic value was calculated based on the estimated fair value of common stock of $8.20 per share.
The weighted-average grant date fair value of stock options granted during the years ended December 31, 2021 and 2020 was $4.28 and $0.83, respectively. The fair value of options vested during the years ended December 31, 2021 and 2020 was $2.4 million and $0.1 million, respectively. The intrinsic value of options exercised, which represents the value of the Company’s common stock at the time of exercise in excess of the exercise price, was $1.4 million during the year ended December 31, 2021. As of December 31, 2021, total unrecognized stock-based compensation related to stock options was $24.6 million, which the Company expects to recognize over a remaining weighted average period of 3.4 years.
Under the 2020 Plan and 2021 Plan, the Company has also granted a limited quantity of cash-settled stock appreciation rights to certain international-based employees and consultants. As of December 31, 2021, 100,881 of these stock appreciation rights were outstanding with a weighted average exercise price of $4.97. As of December 31, 2021, the Company had recognized a liability of $0.1 million classified within other long-term liabilities on the consolidated balance sheets and total unrecognized stock-based compensation related to these cash-settled stock appreciation rights was $0.7 million, which the Company expects to recognize over a remaining weighted average period of 3.5 years.
Determination of Fair Value
The estimated grant-date fair value of all the Company’s stock options was calculated using the Black-Scholes option pricing model, based on the following assumptions:

For the Years Ended December 31,
	2021	2020
Expected term (in years)	3.5-6.1	2.0-6.0
Volatility	45%-47%	45%-85%
Risk-free interest rate	0.3%-1.5%	0.1%-1.6%
Dividend Yield	—%	—%

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In June 2021, the Company increased the number of shares of common stock reserved for future issuance under the 2020 Plan to 11,980,029. In July 2021, upon the completion of IPO, the Company adopted the 2021 Plan. The number of shares of common stock initially reserved for future issuance under the 2021 Plan is 8,133,750. As of December 31, 2021, 7,473,403 shares were available for issuance under the 2021 Plan.
Employee Stock Purchase Plan
In July 2021, the Company’s board of directors adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”), which was subsequently approved by the Company’s stockholders and became effective in connection with the IPO. A total of 903,750 shares of common stock were reserved for issuance under the 2021 ESPP. The first offering period has not commenced as of December 31, 2021 and there is no stock-based compensation related to the 2021 ESPP for the period ended December 31, 2021.
11.    Fair Value Measurements
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

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
hierarchy. In cases where Level 1 or Level 2 inputs are not available, the fair values are estimated by using inputs within Level 3 of the hierarchy.
As part of the Class A-1 funding in 2016, a warrant for the purchase of 93,007 Class A-1 Preferred Units at an exercise price of $1 per unit and exercisable at any time before April 2026 was granted to an investor. This warrant was exchanged for a warrant to purchase Series A-1 preferred stock at equivalent terms in October 2020 (Note 9: Redeemable convertible preferred stock). Because the underlying shares are redeemable for conditions outside of the Company’s control, the warrant was classified within other long-term liabilities on the consolidated balance sheets and recognized at fair value at each reporting period with the change in fair value recorded in other expense on the consolidated statement of operations and comprehensive loss through the date of the IPO. The value for the warrant was based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.
During 2018, the Company entered into an agreement whereby the Company is required to pay a fee of 3.5% of the aggregate amount of term loans funded by Bank under the LSA within three business days of a sale or other disposition of substantially all of the Company’s assets, a merger or consolidation, a change in control or an initial public offering (Note 6: Long-term debt and other borrowings). This agreement has been accounted for as a freestanding derivative under ASC 815, Derivatives and is remeasured to its fair value at the end of each reporting period. The value for the fee (“Fee in lieu of warrant”) is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. Except for short-term investments, the 2021 Notes and the warrant, none of the Company’s assets or liabilities are recorded at fair value on a recurring basis.
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and December 31, 2020 (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Equity securities without RDFV	$—	$—	$1,200	$1,200
Total assets	$—	$—	$1,200	$1,200
Liabilities:
Contingent consideration	$—	$—	$12,000	$12,000
Total liabilities	$—	$—	$12,000	$12,000

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Fee in-lieu of warrant	$—	$—	$22	$22
Preferred stock warrant liability	—	—	698	698
Total liabilities	$—	$—	$720	$720

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides reconciliation for all liabilities measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2021 (in thousands):

	Fee in-lieu of warrant	Convertible promissory notes	Preferred stock warrant liability	Contingent consideration	Total liabilities
Balance at December 31, 2020	$22	$—	$698	$—	$720
Fair value at issuance	—	125,000	—	12,000	137,000
Change in fair value during 2021	174	30,722	4,124	—	35,020
Conversion or payment at IPO	(196)	(155,722)	(4,822)	—	(160,740)
Balance at December 31, 2021	$—	$—	$—	$12,000	$12,000

Based on the probability of a liquidity event, the Company primarily utilized the expected IPO price to estimate the fair value of the preferred stock warrant liability through the IPO date. The warrant was converted into a warrant to purchase 307,211 shares of the Company’s common stock upon the closing of the IPO and was exercised to purchase common stock during the period ended December 31, 2021 following the IPO.
The fee-in-lieu of warrant liability is measured based on management’s estimate of the probability of a liquidity event, the estimated timing thereof, and a discount rate. The fee-in-lieu of warrant was paid during the period ended December 31, 2021 following the IPO.
The Company measured the fair value of the 2021 Notes at issuance using the transaction price. For the period from the issuance date through the IPO date, the Company increased the estimated fair value based on the increased probability of an IPO. The 2021 Notes converted to common stock during the period ended December 31, 2021 immediately prior to the IPO.
The contingent consideration liability is related to the Totient acquisition and is included in Other long-term liabilities on the consolidated balance sheet as of December 31, 2021. Refer to Note 3: Acquisitions for further information.
The fair value of equity securities without readily determinable fair market values (“RDFV”) is determined based on cost, less any impairment, plus or minus changes in fair value resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. These securities are classified as Level 3 in the fair value hierarchy outlined above.
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
12.    Employee benefit plan
The Company sponsors a 401(k) tax-deferred savings plan for all employees who meet certain eligibility requirements. Participants may contribute, on a pre-tax or post-tax basis, a percentage of their annual compensation, not to exceed a maximum contribution amount pursuant to Section 401(k) of the Internal Revenue Code. The Company match is 100% of the employees’ first contribution of 3%, plus 50% of the next 2% of eligible compensation contributed by the employee, up to a maximum Company match of 4% of

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
compensation for each employee. The Company contributed $0.6 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively.
13.    Related party transactions
The Company is party to a joint development agreement with AGC, Inc., the parent company of the employer of one of the Company’s former directors (resignation effective April 2021). No revenue was recognized under the agreement during 2021 through April 2021. Revenue recognized under the agreement for the year ended December 31, 2020 was $0.2 million. The Company has the opportunity to earn additional revenues under the agreement if pre-determined milestones are achieved.
During the period ended December 31, 2021, the employer of one of the Company’s board members exercised a warrant to purchase 307,211 shares of the Company’s common stock. The Company’s total cash proceeds from the warrant’s exercise was $0.1 million.
14.    Net loss per share attributable to common stockholders and unitholders
Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common unitholders and stockholders (in thousands, except share and per share amounts):

	2021	2020
Numerator:
Net loss	$(100,960)	$(14,353)
Adjustment of redeemable convertible preferred stock and units	—	(34,336)
Cumulative undeclared preferred stock dividends	(2,284)	(780)
Net loss available to common stockholder and unitholders	$(103,244)	$(49,469)

Denominator:
Weighted-average common shares and units outstanding	49,685,194	15,494,908

Net loss per share, basic and diluted	$(2.08)	$(3.19)

The common stock issuable upon the conversion or exercise of the following dilutive securities has been excluded from the diluted net loss per share calculation because their effect would have been anti-dilutive. Diluted net loss per share, therefore, does not differ from basic net loss per share for the periods presented.
Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	2021	2020
Redeemable convertible preferred stock and units outstanding	25,489,573	45,424,373
Redeemable convertible preferred stock and unit warrants	189,377	307,211
Stock options	6,379,236	1,645,237
Unvested restricted stock	2,616,641	1,111,642

for information regarding

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15.    Income Taxes
Provision for Income Taxes:
The Company was classified as a partnership, and was therefore a pass-through entity, for U.S. income tax purposes through the LLC Conversion on October 15, 2020. The Company incurred net losses for the years ended December 31, 2021 and 2020.
The significant components of income tax for the years ended December 31 are as follows (in thousands):

	2021	2020
Current
Federal	$—	$—
State	2	2
Total current	2	2

Deferred expense/(benefit)
Federal	(7,254)	—
State	(1,647)	—
Total deferred	(8,901)	—

Total	$(8,899)	$2

The provision for income taxes results in effective tax rates which are different than the federal income tax statutory rate. The nature of the differences for the years ended December 31, 2021 and 2020 were as follows:

	2021	2020
Expected federal income tax	21.0%	21.0%
State income taxes after credits	4.8	4.2
Tax-effect of change in entity status	0.3	(3.7)
Change in valuation allowance	(9.1)	(3.3)
Research and development credits	0.6	0.1
Stock-based compensation	(0.9)	(0.4)
Revaluation of warrant liability	(1.0)	(0.2)
Change in fair value of convertible promissory notes	(6.6)	—
Loss allocable to pre-incorporation period	—	(17.7)
Other	(1.0)	—
Effective tax rate	8.1%	—%

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred income tax assets and liabilities are as follows at December 31, 2021 and 2020 (in thousands):

	2021	2020
Deferred tax assets:
Net operating losses	$22,508	$941
Research and development credits	698	7
Stock-based compensation	1,342	19
Lease liability	2,651	1,157
Accrued expenses	300	3
Gross deferred tax assets	27,499	2,127
Less valuation allowance	(10,481)	(477)
Total deferred tax assets	17,018	1,650

Deferred tax liabilities:
Depreciation and amortization	(15,221)	(520)
Right-of-Use Lease	(2,540)	(1,130)
Gross deferred tax liabilities	(17,761)	(1,650)
Deferred tax liabilities, net	$(743)	$—

As of December 31, 2021, the Company has remaining federal net operating losses of $86.3 million and has state net operating loss carryforwards of approximately $74.9 million to offset against future taxable income for state tax purposes. Under the Tax Cuts and Jobs Act of 2017 (“TCJA”), federal net operating losses incurred in 2018 and future years may be carried forward indefinitely, but the deductibility of such federal NOLs is subject to an annual limitation. NOLs generated prior to 2018 are eligible to be carried forward up to 20 years. State net operating losses can be carried forward for 5 to 20 years depending on the jurisdiction and will begin to expire in years 2025 to 2040. The company also has Federal research credit carryforwards of approximately $1.4 million that will begin to expire in 2040. We file federal and certain state income tax returns, which provide varying statutes of limitations on assessments. However, because of NOL carryforwards, substantially all tax years since the Company’s incorporation remain open to federal and state tax examination.
In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Evaluating the need for a valuation allowance for deferred tax assets often requires judgment and analysis of all the positive and negative evidence available, including cumulative losses in recent years and projected future taxable income, to determine whether all or some portion of the deferred tax assets will not be realized. As of December 31, 2021, the Company has utilized a full valuation allowance to offset the net deferred tax assets as the Company believes it is not more likely than not that the net deferred tax assets will be fully realizable. The valuation allowance increased $10.0 million during the year ended December 31, 2021 and $0.5 million during the year ended December 31, 2020.
Under the provisions of the Internal Revenue Code, certain substantial changes in the company's ownership may result in a limitation on the amount of net operating loss carryforwards and research and development credit carryforwards which could be utilized annually to offset future taxable income and taxes payable. A formal Section 382 study was not performed through December 31, 2021.

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. We had unrecognized tax benefits of $0.7 million as of December 31, 2021 and no unrecognized tax benefits as of December 31, 2020.
We recognize penalties and interest related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2021 and December 31, 2020, there are no accrued penalties or interest recorded in the financial statements. All unrecognized tax benefits would currently not have an impact on the effective rate if recognized. The following is a reconciliation of our unrecognized tax benefits:

2021
Balance at January 1	$—
Additions Based On Tax Positions Related to Current Year	698
Balance at December 31	$698

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
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
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based upon our evaluation of the Company’s disclosure controls and procedures, as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls were not effective, due to the material weakness in internal control over financial reporting disclosed in our final prospectus filed with the SEC on July 23, 2021 for the fiscal year ended December 31, 2020. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with US GAAP.
Management’s Report on Internal Control Over Financial Reporting
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weakness relating to our internal control over financial reporting, as described below. Except as otherwise described herein, there was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Ongoing Remediation of Material Weakness in Internal Control over Financial Reporting
We are working to remediate the material weakness and are taking steps to strengthen our internal control over financial reporting through the continued hiring of additional finance and accounting personnel with the requisite technical knowledge and skills. With the additional personnel, we are taking appropriate and reasonable steps to remediate this material weakness through the implementation of appropriate segregation of duties, formalization of accounting policies and controls and retention of appropriate expertise for complex accounting transactions. We will not be able to fully remediate these control deficiencies until these steps have been completed and have been operating effectively for a sufficient period of time. While management believes that progress has been made in enhancing internal controls as of December 31, 2021, and in the period since, the material weakness described in our final prospectus filed with the SEC on July 23, 2021 with respect to the fiscal year ended December 31, 2020, has not been fully remediated due to insufficient time to assess the design, fully implement remediation and assess operating effectiveness of the related controls. Management will continue to evaluate and improve our disclosure controls and procedures and internal control over financial reporting throughout 2022, and will make any further changes management deems appropriate.

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Part III.
Item 10. Directors, Executive Officers and Corporate Governance
We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or, persons performing similar functions. A current copy of the code is posted on the Corporate Governance section of our investor relations website, which is located at investors.absci.com. We intend to disclose future amendments to such code, or any waivers of a provision of the code, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, or our directors on our website or in a Current Report on Form 8-K. Information contained on the website is not incorporated by reference into this Annual Report.
The remaining information required under this item is incorporated herein by reference to our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 11. Executive Compensation
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14. Principal Accounting Fees and Services
Our independent public accounting firm is Ernst & Young, LLP, Seattle, WA, PCAOB Auditor ID 42.
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Part IV.
Item 15. Exhibits, Financial Statement Schedules
(a)1. Financial Statements.
The following financial statements are filed as a part of this report:

Page
Report of Independent Registered Public Accounting Firm	94
Consolidated Financial Statements:
Consolidated Balance Sheet as of December 31, 2021 and 2020	95
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2021 and 2020	96
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Units and Other Stockholders’ and Members' Deficit for the years ended December 31, 2021 and 2020	97
Consolidated Statement of Cash Flows for the years ended December 31, 2021 and 2020	98
Notes to the Consolidated Financial Statements	99
(a) 2. Financial Statement Schedules.
All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted because they are inapplicable or the required information is shown in the consolidated financial statements, or notes thereto, included herein.
(b)Exhibits.
The following exhibits are filed with this Annual Report on Form 10-K:
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
4.2
Investors’ Rights Agreement by and among the Registrant and certain of its stockholders dated October 19, 2020 (filed as Exhibit 4.2 to the Form S-1, File No. 333-257553, filed by Absci Corporation on June 30, 2021 and incorporated herein by reference).

4.3	Description of the Registrant’s Securities.
10.1#
2020 Stock Option and Grant Plan and forms of award agreements thereunder (filed as Exhibit 10.1 to the Form S-1, File No. 333-257553, filed by Absci Corporation on June 30, 2021 and incorporated herein by reference).

10.2#
2021 Stock Option and Incentive Plan and forms of award agreements thereunder (filed as Exhibit 10.2 to the Form S-1, File No. 333-257553, filed by Absci Corporation on July 15, 2021 and incorporated herein by reference).

10.3#	2021 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the Form S-1, File No. 333-257553, filed by Absci Corporation on July 15, 2021 and incorporated herein by reference).

10.4#	Senior Executive Cash Incentive Bonus Plan (filed as Exhibit 10.4 to the Form S-1, File No. 333-257553, filed by Absci Corporation on July 15, 2021 and incorporated herein by reference).
10.5#	Non-Employee Director Compensation Policy (filed as Exhibit 10.5 to the Form S-1, File No. 333-257553, filed by Absci Corporation on July 15, 2021 and incorporated herein by reference).
10.6#
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

10.9#	Employment Agreement, by and between the Registrant and Matthew Weinstock, dated as of July 26, 2021.
10.10#	Employment Agreement, by and between the Registrant and Sarah Korman, dated as of July 26, 2021.
10.11#	Employment Agreement, by and between the Registrant and Nikhil Goel, dated as of July 26, 2021.
10.12
Office Lease, by and between AbSci, LLC and Broadway Investors II, LLC, dated as of August 11, 2016, as amended by Amendment No. 1 dated as of January 27, 2017, Amendment No. 2 dated as of November 27, 2017, Amendment No. 3 dated as of July 31, 2018, Amendment No. 4 dated as of February 1, 2019 and Amendment No. 5 dated as of July 1, 2019 (filed as Exhibit 10.9 to the Form S-1, File No. 333-257553, filed by Absci Corporation on June 30, 2021 and incorporated herein by reference).

10.13
Sublease Agreement, by and between AbSci, LLC and Killian Pacific LLC, dated as of February 1, 2019, as amended by Amendment No. 1 of Sublease dated as of July 1, 2019 (filed as Exhibit 10.10 to the Form S-1, File No. 333-257553, filed by Absci Corporation on June 30, 2021 and incorporated herein by reference).

10.14
Lease, by and between the Registrant and Columbia Tech Center, L.L.C., dated as of December 2, 2020, as amended by First Lease Modification Agreement, dated as of March 8, 2021 (filed as Exhibit 10.11 to the Form S-1, File No. 333-257553, filed by Absci Corporation on June 30, 2021 and incorporated herein by reference).

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (reference is made to the signature page hereto).
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

#    Represents management compensation plan, contract or arrangement.
†    The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the SEC and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABSCI CORPORATION

Date: March 22, 2022	By:	/s/ Sean McClain
Sean McClain
Founder, CEO (Principal Executive Officer) and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person those signature appears below constitutes and appoints Sean McClain and Gregory Schiffman, as their true and lawful attorney‑in‑fact and agent, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10‑K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney‑in‑fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she could do in person, hereby ratifying and confirming all that said attorney‑in‑fact and agent, or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 22, 2022	By:	/s/ Gregory Schiffman
Gregory Schiffman
Chief Financial Officer (Principal Financial Officer)

Date: March 22, 2022	By:	/s/ Todd Bedrick
Todd Bedrick
Vice President, Corporate Controller (Principal Accounting Officer)

Date: March 22, 2022	By:	/s/ Eli Casdin
Eli Casdin
Director

Date: March 22, 2022	By:	/s/ Zachariah Jonasson
Zachariah Jonasson, Ph.D.
Director

Date: March 22, 2022	By:	/s/ Ivana Magovcevic-Liebisch
Ivana Magovcevic-Liebisch, Ph.D.
Director

Date: March 22, 2022	By:	/s/ Karen McGinnis
Karen McGinnis, C.P.A.
Director

Date: March 22, 2022	By:	/s/ Amrit Nagpal
Amrit Nagpal
Director

Date: March 22, 2022	By:	/s/ Joseph Sirosh
Joseph Sirosh, PhD
Director

By:
Andreas Busch, Ph.D.
Director