Form 10-Q
period 2022-03-31
Absci Corp
filed 2022-05-11
CIK 1672688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes   ☐     No  ☒
The registrant had outstanding 92,852,032 shares of $0.0001 par value common stock as of May 1, 2022

		Page No.
Part I Financial Information (Unaudited)		6
Item 1.	Condensed Consolidated Financial Statements	6
	Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021	6
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2022 and 2021	7
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2022 and 2021	8
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021	9
	Notes to Unaudited Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	36
Item 4.	Controls and Procedures	36

Part II Other Information		37
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	38
Signatures		40

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors.” Forward-looking statements can often be identified by the use of terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking. In particular, these forward-looking statements include, but are not limited to:
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
Trademarks
This Quarterly Report on Form 10-Q contains references to our trademarks and service marks and to those belonging to third parties. Absci®, SoluPro® and SoluPure® are our registered trademarks with the U.S. Patent and Trademark Office. We also use various other trademarks, service marks and trade names in our business, including the Absci logo, ACE Assay, HiPrBind, Bionic Proteins, Translating Ideas into Drugs, Bionic SoluPro, Integrated Drug Creation, Denovium, and Denovium Engine. All other trademarks, service marks or trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Quarterly Report on Form 10-Q may be referred to with or without the ® and ™ symbols, but references which omit the ® and ™ symbols should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.
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

Part I. Financial Information
Item 1. Financial Statements
ABSCI CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(In thousands, except for share and per share data)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$226,004	$252,569
Restricted cash	23,014	10,513
Receivables under development arrangements	350	1,425
Prepaid expenses and other current assets	6,593	8,572
Total current assets	255,961	273,079
Operating lease right-of-use assets	6,266	6,538
Property and equipment, net	54,611	52,114
Intangibles, net	54,150	54,992
Goodwill	21,335	21,335
Restricted cash, long-term	1,844	16,844
Other long-term assets	1,293	1,293
TOTAL ASSETS	$395,460	$426,195
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$6,739	$8,385
Accrued expenses	25,641	17,434
Long-term debt, current	2,400	2,400
Operating lease obligations	1,545	1,502
Financing lease obligations	2,766	2,785
Deferred revenue	2,791	1,353
Total current liabilities	41,882	33,859
Long-term debt - net of current portion	531	1,124
Operating lease obligations - net of current portion	8,568	8,969
Finance lease obligations - net of current portion	2,402	3,231
Deferred tax, net	1,359	743
Other long-term liabilities	222	12,162
TOTAL LIABILITIES	54,964	60,088
Commitments (See Note 7)
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 92,835,187 and 92,648,036 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	9	9
Additional paid-in capital	561,029	557,136
Accumulated deficit	(220,519)	(191,025)
Accumulated other comprehensive loss	(23)	(13)
TOTAL STOCKHOLDERS' EQUITY	340,496	366,107
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$395,460	$426,195
The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended March 31,
(In thousands, except for share and per share data)	2022	2021
Revenues
Technology development revenue	$454	$940
Collaboration revenue	365	123
Total revenues	819	1,063
Operating expenses
Research and development	15,827	7,050
Selling, general and administrative	10,889	4,685
Depreciation and amortization	2,906	476
Total operating expenses	29,622	12,211
Operating loss	(28,803)	(11,148)
Other expense
Interest expense	(195)	(455)
Other income, net	125	164
Total other expense, net	(70)	(291)
Loss before income taxes	(28,873)	(11,439)
Income tax (expense) benefit	(621)	477
Net loss	(29,494)	(10,962)
Cumulative undeclared preferred stock dividends	—	(995)
Net loss applicable to common stockholders	$(29,494)	$(11,957)

Net loss per share attributable to common stockholders: Basic and diluted	$(0.33)	$(0.70)

Weighted-average common shares outstanding: Basic and diluted	90,272,205	16,980,074

Comprehensive loss:
Net loss	$(29,494)	$(10,962)
Foreign currency translation adjustments	(10)	—
Comprehensive loss	$(29,504)	$(10,962)
The accompanying notes are an integral part of these condensed consolidated financial statements

ABSCI CORPORATION
STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’
EQUITY (DEFICIT) (UNAUDITED)

(In thousands, except for share and per share data)	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Condensed Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances - December 31, 2021	—	$—	92,648,036	$9	$557,136	$(191,025)	$(13)	$366,107
Issuance of shares upon option exercise	—	—	187,151	—	213	—	—	213
Stock-based compensation	—	—	—	—	3,680	—	—	3,680
Foreign currency translation adjustments	—	—	—	—	—	—	(10)	(10)
Net loss	—	—	—	—	—	(29,494)	—	(29,494)
Balances - March 31, 2022	—	$—	92,835,187	$9	$561,029	$(220,519)	$(23)	$340,496

(In thousands, except for share and per share data)	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Condensed Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances - December 31, 2020	13,752,043	$156,433	17,887,631	$2	$635	$(90,065)	$—	$(89,428)
Issuance of Series E preferred stock, net of issuance costs	254,886	4,944	—	—	—	—	—	—
Issuance of restricted stock	—	—	703,425	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,519	—	—	1,519
Issuance of shares in acquisition of Denovium	—	—	1,010,296	—	368	—	—	368
Net loss	—	—	—	—	—	(10,962)	—	(10,962)
Balances - March 31, 2021	14,006,929	$161,377	19,601,352	$2	$2,522	$(101,027)	$—	$(98,503)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
(In thousands)	2022	2021
Cash Flows From Operating Activities
Net loss	(29,494)	(10,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,906	476
Deferred income taxes	616	(477)
Stock-based compensation	3,740	2,152
Change in fair value of contingent consideration	750	—
Gain on extinguishment of loan payable	—	(636)
Preferred stock warrant liability expense	—	475
Changes in operating assets and liabilities:
Receivables under development arrangements	1,074	615
Prepaid expenses and other current assets	1,801	(690)
Operating lease right-of-use assets and liabilities	(86)	255
Other long-term assets	—	32
Accounts payable	637	1,258
Accrued expenses and other liabilities	(4,531)	444
Deferred revenue	1,438	(227)
Net cash used in operating activities	(21,149)	(7,285)
Cash Flows From Investing Activities
Purchases of property and equipment	(6,857)	(6,364)
Acquisitions, net of cash acquired	—	(2,512)
Net cash used in investing activities	(6,857)	(8,876)
Cash Flows From Financing Activities
Proceeds from issuance of redeemable convertible preferred units and stock, net of issuance costs	—	4,944
Principal payments on long-term debt	(600)	—
Principal payments on finance lease obligations	(671)	(368)
Proceeds from issuance of common stock, net of issuance costs	213	—
Proceeds from issuance of convertible promissory notes	—	125,000
Net cash (used in) provided by financing activities	(1,058)	129,576
Net (decrease) increase in cash, cash equivalents, and restricted cash	(29,064)	113,415
Cash, cash equivalents and restricted cash - Beginning of year	279,926	71,708
Cash, cash equivalents, and restricted cash - End of period	$250,862	$185,123

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$155	$154
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Property and equipment purchased under finance lease	$—	$733
Right-of-use assets obtained in exchange for operating lease obligation	—	3,330
Cash paid for amounts included in the measurement of operating lease liabilities	565	109
Property and equipment purchases included in accounts payable	3,282	5,685
Deferred offering costs included in accounts payable	—	337
The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Initial Public Offering
In July 2021, we completed our initial public offering (the “IPO”) and issued 14.4 million shares of our common stock, including 1.9 million shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price of $16.00 per share and received net proceeds of $210.1 million from the IPO. Immediately prior to the completion of the IPO, all shares of redeemable convertible preferred stock then outstanding were converted into 46.3 million shares of common stock and all convertible notes issued in March 2021 were converted into 9.7 million shares of common stock.
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
Unaudited Interim Financial Information
We prepared our interim condensed consolidated financial statements that accompany these notes in conformity with U.S. GAAP, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 31, 2021.
We have made estimates and judgments affecting the amounts reported in our condensed consolidated financial statements and the accompanying notes. The actual results that we experience may differ materially from our estimates. The interim financial information is unaudited and reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
report should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 where we include additional information about our critical accounting estimates.
2.Summary of significant accounting policies
Basis of presentation
The condensed consolidated financial statements are prepared in accordance with U.S. GAAP as defined by the Financial Accounting Standards Board (“FASB”). The condensed consolidated financial statements include the Company’s wholly-owned subsidiaries and entities under its control. The Company has eliminated all intercompany transactions and accounts.
There have been no material changes in the accounting policies from those disclosed in the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K,which was filed with the SEC on March 22, 2022.
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
3.Revenue recognition
Contract balances
Contract assets are generated when contractual billing schedules differ from revenue recognition timing and the Company records a contract receivable when it has an unconditional right to consideration. As of March 31, 2022 and December 31, 2021, contract assets were $0.2 million and $0.6 million, respectively.
Contract liabilities are recorded in deferred revenue when cash payments are received or due in advance of the satisfaction of performance obligations. As of March 31, 2022 and December 31, 2021, contract liabilities were $2.8 million and $1.4 million, respectively. During the three months ended March 31, 2022 and 2021, the Company recognized $0.4 million and $1.0 million, respectively, as revenue that had been included in deferred revenue at the beginning of the period.
KBI BioPharma, Inc. Collaboration agreement
In December 2019, the Company executed a four-year Joint Marketing Agreement (“JMA”) with KBI BioPharma, Inc. (“KBI”) to co-promote technologies through joint marketing efforts. The JMA provides for a non-refundable upfront payment of $0.8 million and milestone payments of $2.8 million in the aggregate, of which $2.3 million had been received as of March 31, 2022, upon the achievement of specific milestones. Upfront payments that relate to ongoing collaboration efforts required throughout the contract term such as joint marketing are recognized ratably throughout the contract term. The Company fully constrains revenue associated with the milestone payments until the specified milestones are probable of achievement. Additionally, KBI is obligated to make royalty payments to the Company during the fourth year of the JMA representing a percentage of its sales generated through the arrangement. Any costs incurred to KBI through the duration of the JMA are recognized as a reduction to collaboration revenue in the period in which they are incurred.
In September 2021, the JMA was amended to shorten the term to approximately three years, while all remaining payments, including potential royalty payments, were replaced with a one-time fee due from KBI

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
in the amount of $0.3 million. The Company determined the remaining services were distinct from those provided prior to the modification and therefore recognizes the total remaining transaction price prospectively over the remaining contractual term.
As of March 31, 2022 and December 31, 2021, deferred revenue related to the JMA was $0.9 million and $1.2 million, respectively.
4.Acquisitions
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
In addition to the $2.5 million paid upfront, $2.5 million was placed into escrow subject to the continued service and/or employment of Denovium’s co-founders over a one-year period. This amount is not included in the total consideration and is accounted for as compensation expense over the one-year service period, and was included in current restricted cash and accrued expenses on the condensed consolidated balance sheet as of December 31, 2021. The $2.5 million of compensation expense was paid out in the three months ended March 31, 2022.
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

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Pursuant to the merger agreement, at closing, Totient shareholders became eligible to receive an aggregate payment of $55.0 million in cash, of which $40.0 million in cash was paid at closing, subject to customary purchase price adjustments and escrow restrictions, and $15.0 million in cash shall be paid upon the achievement of expected milestones, and 2,212,208 shares of the Company’s common stock. The $40.0 million cash consideration includes $8.0 million of deferred cash payment, due in one year, which is held in escrow and included in current restricted cash and accrued expenses on the condensed consolidated balance sheet as of March 31, 2022. All common stock issued is unrestricted, except for those shares granted to certain members of Totient’s management, of which 25% of the shares issued were vested upon the closing of the transaction and the remaining 75% will vest over 2.5 years, in six-month installments subject to their continuing service relationships with the Company.
The following table summarizes the purchase price (in thousands):

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
(iii)Represents the estimated fair value of the contingent consideration that is payable upon the achievement of the milestone of (i) Absci’s entering into one or more definitive commercialization agreements, or technology partnering or licensing agreements, or collaboration agreements, with third parties using, or related to, Totient’s technology, a target discovered or identified by using Totient’s technology, or a peptide, protein complex or amino acid sequence assembled using Totient’s technology, including any Totient product or enabled product, pursuant to which (a) Absci is entitled to receive at least $2.0 million in aggregate upfront cash or equity payments (provided, that the minimum upfront payment under any individual agreement shall be $1.0 million and (b) an option for a license or a license or similar right is granted to the third party; or (ii) first commercial sale of a Totient product or enabled product. The fair value estimate is based on a probability-weighted approach and will be updated as we obtain more information. The $12.0 million of contingent consideration originally measured was adjusted to reflect the increased probability of achievement. As of March 31, 2022 the fair value is $12.8 million and is included in accrued expenses on the condensed consolidated balance sheet as of March 31, 2022. The expense associated with the remeasurement is included within research and development expenses on the condensed consolidated statement of operations and comprehensive loss.

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the allocation of the estimated consideration to the identifiable assets and liabilities acquired by us as of June 4, 2021 (in thousands).

Current assets:
Cash and cash equivalents	$1,751
Prepaid expenses and other current assets	189
Total current assets	1,940
Operating lease right-of-use assets	266
Property and equipment, net	118
Goodwill	20,280	(i)
Intangible assets	54,600	(ii)
Other long-term assets	23
TOTAL ASSETS	77,227
Current liabilities:
Accounts payable	78
Accrued expenses	6,588
Operating lease obligations	122
Total current liabilities	6,788
Operating lease obligations - net of current portion	144
Deferred tax, net	9,012
Other long-term liabilities	24
TOTAL LIABILITIES	15,968
Fair value of net assets acquired and liabilities assumed	$61,259

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
As of March 31, 2022, the Company had fully completed the analysis to assign fair values to all assets acquired and liabilities assumed and recorded no adjustments to the preliminary purchase price allocation in the three months ended March 31, 2022. During the year ended December 31, 2021, the Company recorded adjustments to goodwill of $1.6 million primarily related to deferred taxes.
The Company’s results of operations for the three months ended March 31, 2022 include the operating results of Totient within the condensed consolidated statement of operations and comprehensive loss. The operating

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
results of Totient are not included within the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2021.

5.Property and equipment, net
Property and equipment as of March 31, 2022 and December 31, 2021 consists of the following (in thousands):

	March 31,	December 31,
	2022	2021
Construction in progress	$304	$933
Lab Equipment	32,138	27,776
Software	308	311
Furniture, Fixtures and Other	4,955	4,804
Leasehold Improvements	25,350	24,671
Total Cost	63,055	58,495
Less accumulated depreciation and amortization	(8,444)	(6,381)
Property and equipment, net	$54,611	$52,114

Depreciation expense was $2.1 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively.
6.    Long-term debt and other borrowings
In June 2018, the Company signed a Loan and Security Agreement (“LSA”) with Bridge Bank (“Bank”), a division of Western Alliance Bank. The purpose of the LSA was to provide long-term financing to the Company through term loans available for borrowing in three tranches up to a maximum of $3.0 million through December 2019 upon the attainment of certain milestones as delineated in the LSA. The first tranche of $0.3 million was borrowed in 2018. The Company was obligated to make interest-only payments until the amortization date of June 28, 2019 and after that date to make principal and interest payments. Interest on outstanding borrowings under the LSA is charged at a rate of 6% per annum. This loan was scheduled to originally mature in May 2022, at which time all outstanding principal and accrued and unpaid interest is due and payable. This loan is secured by substantially all tangible assets of the Company; intellectual property is excluded from the secured collateral but is subject to a negative pledge in favor of the Bank.
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

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
In June 2021, the Company entered into a fifth amendment to the LSA. This amendment modified the term loan’s maturity date to June 16, 2023.
In February 2022, the Company entered into a sixth amendment to the LSA. This amendment modified various definitions and terms within the agreement, with no adjustments to the financial terms.
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
Under the LSA (as amended), the Company is subject to a financial covenant. The covenant, as amended, requires that the Company maintain at all times either (a) unrestricted cash and cash equivalents in an amount equal to or greater than the Company’s monthly cash burn or (b) trailing 6-month revenue of at least 80% of the Company’s revenue projections (over the same 6-month period) determined using the lender’s measurement method. As of March 31, 2022, the Company was in compliance with this financial covenant.
As of March 31, 2022, the outstanding principal balance under the LSA was $2.8 million.
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
7.    Commitments and contingencies
As of March 31, 2022, future lease payments are secured by irrevocable standby letters of credit totaling $1.8 million. The irrevocable standby letters of credit are expected to be pledged for the full lease terms which extend through 2024 and 2028 for each of the Company’s facility leases.

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company is not currently party to any material claims or legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss or a potential range of loss is both probable and reasonably estimable.
8.    Stock-based compensation
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
Total stock-based compensation expense related to all of the Company’s stock-based awards was recorded in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Research and development	1,423	1,076
Selling, general and administrative	2,357	1,076
Total stock-based compensation expense	$3,780	$2,152

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
Activity for the restricted shares is shown below:

Number of shares
Unvested as of December 31, 2021	2,585,670
Granted	—
Vested	(176,152)
Unvested as of March 31, 2022	2,409,518

As of March 31, 2022, there was $10.2 million of unrecognized compensation expense related to the restricted shares expected to be recognized over a remaining weighted-average period of 2.0 years.
During the three months ended March 31, 2022, the Company granted 68,175 shares of restricted stock units to certain employees and consultants under the 2021 Plan. As of March 31, 2022, 68,175 shares of these restricted stock units were outstanding. As of March 31, 2022, total unrecognized stock-based compensation related to these restricted stock units was $0.5 million, which the Company expects to recognize over a remaining weighted average period of 3.4 years.
Phantom Units
Phantom units generally vested at 25% after one-year with the remainder vesting quarterly over the following three-year period. Upon the occurrence of a liquidity event, 100% of phantom units would vest. A liquidity event for purposes of the phantom units meant either of the following events: (i) a person or

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Activity for the phantom units is shown below:

	Number of Units	Weighted Average Strike Price
Unvested as of December 31, 2020	1,202,435	$0.47
Granted	—	—
Vested	—	—
Exchange of Phantom Units for Cash Payment Rights, SARs, and/or Stock Options	(1,202,435)	$0.47
Unvested as of March 31, 2021	—	$—

Following the LLC Conversion, the holders of phantom units were offered to exchange their awards for a combination of cash payment rights, SARs and/or stock options granted under the 2020 Plan. The exchange was accounted for as short-term inducement, with no accounting recognition prior to offer expiration in January 2021 as the exchange offer participants were able to modify their election through the expiration date. In January 2021, all participants accepted the offer. The exercisability of the SARs is contingent upon a liquidity event that is not probable of occurrence; accordingly, no compensation expense has been recognized for these awards. The stock options vest based on a service condition, generally over a 4-year term beginning with the vesting commencement date of the exchanged phantom units. The Company recognizes expense associated with the cash payment rights within stock-based compensation and began to make payments in February 2022 for vested rights. As cash payment rights continue to vest, payments are made monthly.
The aggregate intrinsic value of the 394,736 SARs outstanding as of March 31, 2022 is $3.3 million based on the estimated fair value of common stock of $8.43 per share.

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Stock Options
Stock options generally vest 25% after one-year from the date of the grant with the remainder vesting monthly over the following three-year period. Certain options have alternative vesting schedules including ratably over 2-4 years and immediate vesting. The Company recognizes forfeitures as they occur and uses the straight-line expense recognition method. Activity for stock options is shown below:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands $)
Outstanding at December 31, 2021	7,757,401	$3.72	9.2	$40,939
Granted	3,396,093	7.74
Exercised	(187,151)	1.14
Canceled/ Forfeited	(280,046)	6.78
Expired	(9,005)	1.12
Outstanding at March 31, 2022	10,677,292	4.97	9.1	42,496
Exercisable at March 31, 2022	1,889,711	$1.16	8.5	$13,746
Vested and expected to vest as of March 31, 2022	10,677,292		9.1	$42,496

The aggregate intrinsic value was calculated based on the estimated fair value of common stock of $8.43 per share.
The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2022 and 2021 was $4.49 and $1.79, respectively. The fair value of options vested during the three months ended March 31, 2022 and 2021 was $0.8 million and $1.2 million, respectively. The intrinsic value of options exercised, which represents the value of the Company’s common stock at the time of exercise in excess of the exercise price, was $1.2 million during the three months ended March 31, 2022. As of March 31, 2022, total unrecognized stock-based compensation related to stock options was $36.1 million, which the Company expects to recognize over a remaining weighted average period of 3.3 years.
Under the 2020 Plan and 2021 Plan, the Company has also granted a limited quantity of cash-settled stock appreciation rights to certain international-based employees and consultants. As of March 31, 2022, 143,631 of these stock appreciation rights were outstanding with a weighted average exercise price of $5.65. As of March 31, 2022, the Company had recognized a liability of $0.2 million classified within other long-term liabilities on the condensed consolidated balance sheets and total unrecognized stock-based compensation related to these cash-settled stock appreciation rights was $0.9 million, which the Company expects to recognize over a remaining weighted average period of 3.3 years.
Determination of Fair Value
The estimated grant-date fair value of all the Company’s stock options was calculated using the Black-Scholes option pricing model, based on the following assumptions:

For the Three Months Ended March 31,
	2022	2021
Expected term (in years)	5.7-7.0	3.5-6.1
Volatility	63%-67%	45%-47%
Risk-free interest rate	0.8%-2.2%	0.3%-1.3%
Dividend Yield	—%	—%

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
In June 2021, the Company increased the number of shares of common stock reserved for future issuance under the 2020 Plan to 11,980,029. In July 2021, upon the completion of IPO, the Company adopted the 2021 Plan. The number of shares of common stock initially reserved for future issuance under the 2021 Plan was 8,133,750. On January 1, 2022, the number of shares of common stock reserved for future issuance under the 2021 Plan was increased by 4,632,401 shares pursuant to an automatic annual increase. As of March 31, 2022, 9,710,500 shares were available for issuance under the 2021 Plan.
Employee Stock Purchase Plan
In July 2021, the Board adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”), which was subsequently approved by the Company’s stockholders and became effective in connection with the IPO. A total of 903,750 shares of common stock were reserved for issuance under the 2021 ESPP. The first offering period has not commenced as of March 31, 2022 and there is no stock-based compensation related to the 2021 ESPP for the period ended March 31, 2022.
9.    Fair Value Measurements
The Financial Accounting Standards Board (“FASB”) has defined fair value to establish a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
Level 1: Observable inputs such as quoted prices in active markets.
Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Equity securities without RDFV	$—	$—	$1,200	$1,200
Total assets	$—	$—	$1,200	$1,200
Liabilities:
Contingent consideration	$—	$—	$12,750	$12,750
Total liabilities	$—	$—	$12,750	$12,750

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Equity securities without RDFV	$—	$—	$1,200	$1,200
Total assets	$—	$—	$1,200	$1,200
Liabilities:
Contingent consideration	$—	$—	$12,000	$12,000
Total liabilities	$—	$—	$12,000	$12,000

The following table provides reconciliation for all liabilities measured at fair value using significant unobservable inputs (Level 3) for the fiscal quarter ended March 31, 2022 (in thousands):

	Contingent consideration	Total liabilities
Balance at December 31, 2021	$12,000	$12,000
Change in fair value during 2022	750	750
Balance at March 31, 2022	$12,750	$12,750

The contingent consideration liability is related to the Totient acquisition and is included in accrued expenses on the condensed consolidated balance sheet as of March 31, 2022. The change in fair value of the contingent consideration liability is included within research and development expense on the condensed consolidated statement of operations for the three months ended March 31, 2022. Refer to Note 4: Acquisitions for further information.
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

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10.    Related party transactions
During the year ended December 31, 2021, Phoenix Venture Partners II, L.P. exercised a warrant to purchase 307,211 shares of the Company’s common stock at an exercise price of $0.3027 per share, resulting in total cash proceeds to the Company of $0.1 million. Zachariah Jonasson, a member of the Board, is a principal of Phoenix Venture Partners II, L.P.
The Company had no related party transactions for the three months ended March 31, 2022.
11.    Net loss per share attributable to common stockholders
Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	For the Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(29,494)	$(10,962)
Cumulative undeclared preferred stock dividends	—	(995)
Net loss available to common stockholder	$(29,494)	$(11,957)

Denominator:
Weighted-average common shares outstanding	90,272,205	16,980,074

Net loss per share, basic and diluted	$(0.33)	$(0.70)

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
Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three Months Ended March 31,
	2022	2021
Redeemable convertible preferred stock outstanding	—	45,798,558
Redeemable convertible preferred stock warrants	—	307,211
Stock options	9,485,792	4,570,687
Restricted stock units	28,785	—
Unvested restricted stock	2,481,050	2,566,998

12.    Income Taxes
The Company's effective income tax rate from continuing operations was 2.2% for the three months ended March 31, 2022. The difference between the effective rate and the statutory rate is primarily attributed to the change in the valuation allowance against net deferred tax assets.
The Company estimates an annual effective income tax rate based on projected results for the year and applies this rate to income before taxes to calculate income tax expense. When applicable, the income tax

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
provision also includes adjustments for discrete tax items. Any refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period.
For the three months ended March 31, 2022 and 2021, the Company’s tax expense (benefit) was $0.6 million and $(0.5) million, respectively. The Company recognizes the effect of income tax positions only if those positions are “more likely than not” of being sustained. As of March 31, 2022, the Company has $0.8 million of unrecognized tax benefits. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense within the condensed consolidated financial statements. The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.
The Company and its subsidiaries file U.S. federal income tax returns and various state, local and foreign income tax returns. At March 31, 2022, the Company’s statutes of limitations are open for all federal and state years filed after the year of incorporation ending December 31, 2020. Net operating loss (“NOL”) and credit carryforwards from all years, including carryforwards from acquisitions generated prior to 2020, are subject to examination and adjustments for the three years following the year in which the carryforwards are utilized. The Company is not currently under Internal Revenue Service or state examination. Pursuant to Internal Revenue Code Sections 382 and 383, the utilization of NOLs and other tax attributes may be substantially limited due to cumulative changes in ownership greater than 50% that may have occurred or could occur during applicable testing periods.

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
We couple our powerful deep learning AI models, built to understand and predict determinants of protein function, with our proprietary synthetic biology capabilities, which include high-throughput single cell assays that can evaluate billions of drug sequence variants, each within its production cell line, for target binding affinity, protein quality, and production level (titer). This combination of in silico modeling with wet lab testing allows us to generate immense real-world datasets that we harness to train and refine our deep learning models. These models guide our protein and cell line designs and enable in silico optimization of multiple attributes. In addition, with our “Totient Target” technology, we use machine learning computational methods to evaluate patient tissue samples and, without biological bias, identify disease-relevant fully human antibodies and their disease- and tissue-specific molecular targets. In addition to the direct utility of these antibodies and targets as drug discovery assets, these data comprising antibody-epitope recognition elements expand our AI models’ training sets and may improve predictive capabilities for future discovery campaigns.
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
As of March 31, 2022 we had fifteen Active Programs (across eight current partners’ preclinical or clinical pipelines) for which we have negotiated, or expect to negotiate upon completion of certain technology development activities, license agreements with potential downstream milestone payments and royalties. Eight of these Active Programs are focused on developing production cell lines for drug candidates that our partners (Merck & Co., Inc. (Merck), Xyphos Biotechnology, an Astellas Company (Astellas), Alpha Cancer Technologies, Inc., PhaseBio Pharmaceuticals, Inc., and other undisclosed biotechnology companies) are developing (five preclinical, one Phase 1, one Phase 3, and one animal health). The remaining seven Active Programs comprise Discovery applications, including three Discovery programs through our agreement with EQRx, Inc. and one lead optimization program with Astellas. We define “Active Programs” as programs that are subject to ongoing technology development activities intended to determine if the program can be pursued by our partner for future clinical development, as well as any program for which our partner obtains and maintains a license to our technology to advance the program after completion of the technology development phase. There is no assurance, however, that our partners will advance any drug candidates that are currently the subject of Active Programs into further preclinical or clinical development or that our partners will elect to license our technologies upon completion of the technology development phase in a timely manner, or at all.
Total revenue was $0.8 million for the three months ended March 31, 2022 compared to $1.1 million for the three months ended March 31, 2021, due to timing of project-based milestones achieved and the mix of ongoing programs utilizing our Integrated Drug Creation Platform. Throughout 2021 and 2022, we have continued making investments in our operating capacity which enabled us to achieve additional project-based milestones in our technology development agreements. Since our inception in 2011, we have devoted substantially all of our resources to research and development activities, including with respect to our Integrated Drug Creation Platform, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these activities. As a result, we have incurred net losses in each year. For the three months ended March 31, 2022 and 2021, we incurred net losses of $29.5 million and $11.0 million, respectively. Research and development expenses increased by $8.8 million, or 124%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. As of March 31, 2022, we had an accumulated deficit of $220.5 million and cash and cash equivalents totaling $226.0 million.
Prior to our initial public offering (IPO), we financed our operations primarily through private placements of redeemable convertible preferred stock and convertible notes. From the date of our company formation up to the IPO, we had raised aggregate gross proceeds of $230.0 million. In July 2021, we consummated our IPO and issued 14,375,000 shares of common stock, including a full exercise of the overallotment option, for net proceeds of $210.1 million, after deducting underwriting discounts and offering related expenses.
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
Recent Developments
In January 2022, we announced a research agreement with Merck. Under the agreement, we will deploy our Bionic Protein non-standard amino acid technology to produce enzymes tailored to Merck’s biomanufacturing applications. Additionally, Merck has the option to nominate up to three drug discovery targets and enter into a drug discovery collaboration agreement.
In January 2022 and March 2022, Dr. Joseph Sirosh and Dr. Andreas Busch, respectively, were appointed to the Company’s Board of Directors.

In March 2022, we announced the development of machine learning models for in-silico antibody design demonstrating progress toward a fully in-silico machine learning pipeline for drug discovery, and a collaboration with NVIDIA on research to accelerate and scale the Company’s in-silico drug discovery platform.
In April 2022, we announced the opening of the Absci AI Research (AAIR) Lab in New York.
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
For additional details, see the section titled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Key Factors Affecting Our Results of Operations and Future Performance
We believe that our future financial performance will be primarily driven by multiple factors as described below, each of which presents growth opportunities for our business. These factors also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations. Our ability to successfully address these challenges is subject to various risks and uncertainties, including those described in the section titled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021.
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

	March 31,	December 31,
	2022	2021
Partners, Cumulative	18	18
Programs, Cumulative	37	34
Active Programs	15	12

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
KBI BioPharma, Inc. Collaboration Agreement
In December 2019, we executed a four-year Joint Marketing Agreement (JMA) with KBI BioPharma, Inc. (KBI) to co-promote technologies through joint marketing efforts. The JMA provides for a non-refundable upfront payment of $0.8 million and milestone payments of $2.8 million in the aggregate, of which $2.3 million had been received as of March 31, 2022, upon the achievement of specific milestones. Upfront payments that relate to ongoing collaboration efforts required throughout the contract term such as joint marketing are recognized ratably throughout the contract term. We fully constrain revenue associated with the milestone payments until the specified milestones are probable of achievement. Additionally, KBI is obligated to make royalty payments to us during the fourth year of the JMA representing a percentage of its sales generated through the arrangement. Any costs incurred to KBI through the duration of the JMA are recognized as a reduction to collaboration revenue in the period in which they are incurred.
In September 2021, the JMA was amended to shorten the term to approximately three years, while all remaining payments, including potential royalty payments, were replaced with a one-time fee due from KBI in the amount of $0.3 million. We determined the remaining services were distinct from those provided prior to the modification and therefore recognize the total remaining transaction price prospectively over the remaining contractual term.
Operating Expenses
Research and Development
Research and development expenses include the cost of materials, personnel-related costs (comprised of salaries, benefits and share-based compensation), consulting fees, equipment and allocated facility costs (including occupancy and information technology). These expenses are exclusive of depreciation and amortization. Research and development activities consist of target discovery and technology development for partners, as well as continued development of our Integrated Drug Creation Platform. We derive improvements to our platform from both types of activities. Research and development efforts apply to our platform broadly and across programs.
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
We have a comprehensive intellectual property portfolio covering the many aspects of our Integrated Drug Creation platform, including those related to our proprietary cell lines and protein expression technologies, non-standard amino acid technology, proprietary screening assays, antibody discovery methods, and deep learning AI models. We regularly file patent applications to protect innovations arising from our research and development. We also hold trademarks and trademark applications in the United States and foreign jurisdictions. Costs to secure and defend our intellectual property are expensed as incurred and are classified as selling, general and administrative expenses.
Depreciation and amortization
Depreciation and amortization expense consists of the depreciation expense of our property and equipment and amortization of our intangibles. Our equipment is used most actively as part of our lab operations.
We expect depreciation expense to continue to increase in absolute dollars as we continue to purchase additional lab equipment within our operating facilities.

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
Results of Operations
The results of operations presented below should be reviewed in conjunction with our condensed consolidated financial statements and notes included elsewhere in this Quarterly Report. The following tables set forth our results of operations for the periods presented (In thousands):

	For the Three Months Ended March 31,
	2022	2021
Revenues
Technology development revenue	$454	$940
Collaboration revenue	365	123
Total revenues	819	1,063
Operating expenses
Research and development	15,827	7,050
Selling, general and administrative	10,889	4,685
Depreciation and amortization	2,906	476
Total operating expenses	29,622	12,211
Operating loss	(28,803)	(11,148)
Other expense
Interest expense	(195)	(455)
Other income, net	125	164
Total other expense, net	(70)	(291)
Loss before income taxes	(28,873)	(11,439)
Income tax (expense) benefit	(621)	477
Net loss	$(29,494)	$(10,962)

Comparison of the Three Months Ended March 31, 2022 and 2021
The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (In thousands, except for percentages):
Revenue

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Revenues
Technology development revenue	$454	$940	$(486)	(52)%
Collaboration revenue	365	123	242	197%
Total revenues	$819	$1,063	$(244)	(23)%

Total revenue was $0.8 million for the three months ended March 31, 2022 compared to $1.1 million for the three months ended March 31, 2021.

Technology development revenue decreased by $0.5 million, or 52%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, driven by a combination of overall program progress, the timing of project-based milestones achieved, and the mix of ongoing programs activity.
Collaboration revenue increased by $0.2 million, or 197%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, as a result of the September 2021 contract modification which resulted in a shortened term and modified consideration.
Operating Expenses

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Operating expenses
Research and development	$15,827	$7,050	$8,777	124%
Selling, general and administrative	10,889	4,685	6,204	132%
Depreciation and amortization	2,906	476	2,430	511%
Total operating expenses	$29,622	$12,211	$17,411	143%

Research and development
Research and development expenses increased by $8.8 million, or 124%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was generally driven by increased costs associated with increased technology development activity with our partners and increased costs associated with continued platform development. These increased costs were primarily attributable to increased headcount and related personnel costs in the amount of $4.1 million, increased purchases of supplies and services related to lab operations in the amount of $3.5 million specifically for our technology development agreements and internal research and platform development activities, and increased rent and facility overhead. Additionally, stock-based compensation increased $0.3 million, and research and development related administrative costs increased $0.9 million, primarily due to the remeasurement of the contingent consideration.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses increased by $6.2 million, or 132%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily driven by increased headcount and related personnel costs in the amount of $1.3 million, increased stock-based compensation of $1.3 million, increased administrative costs of $2.4 million, and increased professional service fees in the amount of $0.8 million. The increases in the administrative and professional service fees are the result of our operating as a public company.
Depreciation and amortization
Depreciation and amortization expense increased by $2.4 million, or 511%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to the increased purchases of lab equipment necessary to complete our increased level of technology development agreements and research and development, purchases of property, equipment, and leasehold improvements related to our new corporate headquarters, and the amortization of intangible assets acquired in 2021.
Other Expenses

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Other expense
Interest expense	$(195)	$(455)	$260	(57)%
Other income, net	125	164	(39)	(24)%
Total other expense, net	$(70)	$(291)	$221	(76)%

Interest Expense
Interest expense was $0.2 million for the three months ended March 31, 2022 compared to $0.5 million for the three months ended March 31, 2021, representing a decrease of $0.3 million, or 57%. During the three months ended March 31, 2021, we recognized interest expense related to the convertible promissory notes issued in March 2021. These notes converted into common stock in connection with the IPO, resulting in decreased interest expense for the three months ended March 31, 2022.
Other Income, net
Other income, net, was $0.1 million for the three months ended March 31, 2022 compared to $0.2 million for the three months ended March 31, 2021, representing a decrease of $0.1 million. For the three months ended March 31, 2021 Other income included the recognition of a gain on extinguishment for the forgiveness of our PPP loan partially and interest income offset by the change in the preferred stock warrant liability’s fair value. For the three months ended March 31, 2022, Other income primarily included interest income.
Liquidity and Capital Resources
Overview
As of March 31, 2022, we had $226.0 million of cash and cash equivalents. As of December 31, 2021, we had $252.6 million of cash and cash equivalents.
We have incurred net operating losses since inception. As of March 31, 2022, our accumulated deficit was $220.5 million. As of December 31, 2021, our accumulated deficit was $191.0 million. To date, we have funded operations through issuances and sales of equity securities and debt, in addition to revenue generated from our technology development agreements. We believe that our cash and cash equivalents will be sufficient to meet our operating expenses, working capital and capital expenditure needs over at least the next 12 months following the date of this filing.
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
Redeemable convertible preferred stock
Through March 31, 2022, we have raised a total of $104.3 million from the issuance of redeemable convertible preferred stock, net of issuance costs, including shares of Series E redeemable convertible preferred stock for net proceeds of $4.9 million in February 2021. In July 2021, all convertible preferred stock converted into an aggregate of 46,266,256 shares of common stock immediately prior to our IPO.

Bridge Bank Loan and Security Agreement
In June 2018, we entered into a Loan and Security Agreement (LSA) with Bridge Bank (Bank), a division of Western Alliance Bank. We initially borrowed the first tranche of $0.3 million in June 2018. We increased our borrowings to $3.0 million in March 2019, and to $5.0 million in May 2020. As of March 31, 2022, we had $2.8 million in outstanding principal under the facility. The loan originally matured in May 2022, at which time all outstanding principal and accrued and unpaid interest is due and payable. In June 2021, we entered into a fifth amendment to the LSA. This amendment modified the term loan’s maturity date to June 16, 2023. This loan is secured by substantially all our tangible assets; intellectual property is excluded from this secured collateral, but is subject to a negative pledge in favor of Bank.
Convertible notes
In March 2021, we issued $125.0 million aggregate principal amount of Convertible Notes to certain existing and new investors. In July 2021, the Convertible Notes converted into an aggregate of 9,732,593 shares of common stock immediately prior to our IPO, at a price per share calculated based on 82% of the IPO price of $16.00.
Initial Public Offering
In July 2021, we completed our IPO and issued 14.4 million shares of our common stock, including 1.9 million shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price of $16.00 per share and received net proceeds of $210.1 million from the IPO.
Cash Flows
The following summarizes our cash flows for the three months ended March 31, 2022 and 2021 (In thousands):

	For the Three Months Ended March 31,
	2022	2021
Net cash provided by (used in)
Operating activities	(21,149)	(7,285)
Investing activities	(6,857)	(8,876)
Financing activities	(1,058)	129,576
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(29,064)	$113,415

Cash Flows from Operating Activities
In the three months ended March 31, 2022, net cash used in operating activities was $21.1 million and consisted primarily of a net loss of $29.5 million adjusted for non-cash items, including depreciation and amortization expense of $2.9 million, stock-based compensation of $3.7 million, an increase to our contingent consideration liability of $0.8 million, and a net decrease in operating assets and liabilities in the amount of $0.3 million.
In the three months ended March 31, 2021, net cash used in operating activities was $7.3 million and consisted primarily of a net loss of $11.0 million adjusted for non-cash items, including stock-based compensation of $2.2 million, depreciation and amortization expense of $0.5 million, an increase to our preferred stock warrant liability of $0.5 million, and the gain on extinguishment of our PPP loan of $0.6 million.
Cash Flows from Investing Activities
In the three months ended March 31, 2022, net cash used in investing activities was $6.9 million. The net cash used resulted primarily from purchases of lab equipment and leasehold improvements of $6.9 million as we expanded our operations and overall capacity.

In the three months ended March 31, 2021, net cash used in investing activities was $8.9 million primarily from purchases of lab equipment of $6.4 million and cash paid as part of our acquisition of Denovium of $2.5 million.
Cash Flows from Financing Activities
In the three months ended March 31, 2022, net cash used in financing activities was $1.1 million. The net cash used resulted primarily from principal payments made for leased equipment under finance leases and the term loan in the amount of $1.3 million, partially offset by proceeds from the issuance of common stock of $0.2 million, net of issuance costs.
In the three months ended March 31, 2021, net cash provided by financing activities was $129.6 million. The net cash provided resulted primarily from the issuance of $125.0 million of convertible promissory notes and Series E redeemable convertible preferred stock, net of issuance costs, in the amount of $4.9 million, partially offset by principal payments made for leased equipment under finance leases in the amount of $0.4 million.
Income taxes
The Company's effective income tax rate from continuing operations was 2.2% for the three months ended March 31, 2022. The difference between the effective rate and the statutory rate is primarily attributed to the change in the valuation allowance against net deferred tax assets.
We estimate an annual effective income tax rate based on projected results for the year and apply this rate to income before taxes to calculate income tax expense. When applicable, the income tax provision also includes adjustments for discrete tax items. Any refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period.
Critical Accounting Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are described in more detail in Note 2: Summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2021, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.
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
Technology development revenue
Our TDAs generally include multiple phases of Discovery and/or CLD; such as target discovery, library design, assay development, strain screening, fermentation optimization, purification, and analytics that typically all represent a single performance obligation. These agreements may include options for additional goods and services such as readying the technology to transfer to the partner and licensing terms. The transaction prices for these arrangements include fixed and variable consideration for the single performance obligation as well as variable consideration for success-based achievements. Any variable consideration is constrained to the extent that it is probable that a significant reversal of cumulative revenue will not occur. Depending on the specific terms of the arrangement, we either recognize revenue over time or at a point in time. While there is no alternative use for the asset created, the agreement’s terms vary as to whether an enforceable right to payment exists for performance completed as of that date. Primarily all of our contracts with our partners include an enforceable right to payment.
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
See Note 8: Stock-based compensation to our financial statements included elsewhere in this Quarterly Report on form 10-Q for more information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options. Certain of such assumptions involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation could be materially different.

Recent Accounting Pronouncements
See “Recently issued accounting pronouncements, not yet adopted” under Note 2: Summary of significant accounting policies to our financial statements included elsewhere in this Quarterly Report for more information.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Inflation has increased during the periods covered by this Quarterly Report, and is expected to continue to increase for the near future. Inflationary factors, such as increases in the cost of our product components, interest rates and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future, especially if inflation rates continue to rise.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based upon our evaluation of the Company’s disclosure controls and procedures, as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls were not effective, due to the material weakness in internal control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with US GAAP.
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
Ongoing Remediation of Material Weakness in Internal Control over Financial Reporting
We are working to remediate the material weakness and are taking steps to strengthen our internal control over financial reporting through the continued hiring of additional finance and accounting personnel with the requisite technical knowledge and skills. With the additional personnel, we are taking appropriate and reasonable steps to remediate this material weakness through the implementation of appropriate segregation of duties, formalization of accounting policies and controls and retention of appropriate expertise for complex accounting transactions. We will not be able to fully remediate these control deficiencies until these steps have been completed and have been operating effectively for a sufficient period of time. While management believes that progress has been made in enhancing internal controls as of March 31, 2022, and in the period since, the material weakness described in Part II, Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2021, has not been fully remediated due to insufficient time to assess the design, fully implement remediation and assess operating effectiveness of the related controls. Management will continue to evaluate and improve our disclosure controls and procedures and internal control over financial reporting throughout 2022, and will make any further changes management deems appropriate. This material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that the enhanced controls are operating effectively.
Part II. Other Information
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
Item 1A. Risk Factors
Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 22, 2022. The risks described in our Annual Report and this Quarterly Report on Form 10-Q are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on the Company. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.
There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 22, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the three months ended March 31, 2022.

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
As of March 31, 2022, we have used $84.4 million of the net proceeds from the IPO. Cash used since the IPO is described elsewhere in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our periodic reports filed with the SEC. There has been no material change in our planned use of the net proceeds from the IPO as described in the final prospectus for our IPO.
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

4.3
Description of the Registrant’s securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934, as amended (filed as Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K, File No. 001-40646, filed by Absci Corporation on March 22, 2022 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*    Filed herewith.
#    The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABSCI CORPORATION

Date: May 11, 2022	By:	/s/ Gregory Schiffman
Gregory Schiffman
Chief Financial Officer (Principal Financial Officer)

Date: May 11, 2022	By:	/s/ Todd Bedrick
Todd Bedrick
Vice President, Corporate Controller (Principal Accounting Officer)