Form 10-Q
period 2022-06-30
Absci Corp
filed 2022-08-11
CIK 1672688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes   ☐     No  ☒
The registrant had outstanding 92,843,545 shares of $0.0001 par value common stock as of July 31, 2022.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors”. Forward-looking statements can often be identified by the use of terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking. In particular, these forward-looking statements include, but are not limited to:
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
•our estimates of the sufficiency of our cash and cash equivalents;
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
•the potential impact of the ongoing COVID-19 pandemic, including supply chain issues arising from the pandemic and the emergence of new variants and sub variants of the virus on our business or operations;
•the impact of laws and regulations;
•our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (JOBS Act); and
•our expectations about market trends and effects from inflation.
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

Part I. Financial Information
Item 1. Financial Statements
ABSCI CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(In thousands, except for share and per share data)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$206,021	$252,569
Restricted cash	15,017	10,513
Receivables under development arrangements	310	1,425
Prepaid expenses and other current assets	6,540	8,572
Total current assets	227,888	273,079
Operating lease right-of-use assets	5,708	6,538
Property and equipment, net	54,890	52,114
Intangibles, net	53,308	54,992
Goodwill	21,335	21,335
Restricted cash, long-term	1,845	16,844
Other long-term assets	1,341	1,293
TOTAL ASSETS	$366,315	$426,195
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$5,470	$8,385
Accrued expenses	17,054	17,434
Long-term debt, current	2,135	2,400
Operating lease obligations	1,584	1,502
Financing lease obligations	2,651	2,785
Deferred revenue	2,798	1,353
Total current liabilities	31,692	33,859
Long-term debt - net of current portion	7,125	1,124
Operating lease obligations - net of current portion	8,175	8,969
Finance lease obligations - net of current portion	1,818	3,231
Deferred tax, net	1,085	743
Other long-term liabilities	227	12,162
TOTAL LIABILITIES	50,122	60,088
Commitments (See Note 8)
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 92,780,988 and 92,648,036 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	9	9
Additional paid-in capital	565,444	557,136
Accumulated deficit	(249,199)	(191,025)
Accumulated other comprehensive loss	(61)	(13)
TOTAL STOCKHOLDERS' EQUITY	316,193	366,107
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$366,315	$426,195
The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except for share and per share data)	2022	2021	2022	2021
Revenues
Technology development revenue	$636	$592	$1,090	$1,532
Collaboration revenue	366	136	731	259
Total revenues	1,002	728	1,821	1,791
Operating expenses
Research and development	16,241	11,040	32,068	18,090
Selling, general and administrative	10,507	5,179	21,396	9,864
Depreciation and amortization	3,141	1,201	6,047	1,677
Total operating expenses	29,889	17,420	59,511	29,631
Operating loss	(28,887)	(16,692)	(57,690)	(27,840)
Other expense
Interest expense	(211)	(2,009)	(406)	(2,464)
Other income (expense), net	148	(28,114)	273	(27,950)
Total other expense, net	(63)	(30,123)	(133)	(30,414)
Loss before income taxes	(28,950)	(46,815)	(57,823)	(58,254)
Income tax (expense) benefit	270	5,617	(351)	6,094
Net loss	(28,680)	(41,198)	(58,174)	(52,160)
Cumulative undeclared preferred stock dividends	—	(1,047)	—	(2,042)
Net loss applicable to common stockholders	$(28,680)	$(42,245)	$(58,174)	$(54,202)

Net loss per share attributable to common stockholders: Basic and diluted	$(0.32)	$(2.39)	$(0.64)	$(3.13)

Weighted-average common shares outstanding: Basic and diluted	90,669,499	17,641,147	90,471,950	17,312,437

Comprehensive loss:
Net loss	$(28,680)	$(41,198)	$(58,174)	$(52,160)
Foreign currency translation adjustments	(40)	(11)	(50)	(11)
Unrealized gain on investments	2	—	2	—
Comprehensive loss	$(28,718)	$(41,209)	$(58,222)	$(52,171)

The accompanying notes are an integral part of these condensed consolidated financial statements

ABSCI CORPORATION
STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’
EQUITY (DEFICIT) (UNAUDITED)

(In thousands, except for share and per share data)	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Condensed Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances - December 31, 2021	—	$—	92,648,036	$9	$557,136	$(191,025)	$(13)	$366,107
Issuance of shares upon option exercise	—	—	187,151		213	—	—	213
Stock-based compensation	—	—	—	—	3,680	—	—	3,680
Foreign currency translation adjustments	—	—	—	—	—	—	(10)	(10)
Net loss	—	—	—	—	—	(29,494)	—	(29,494)
Balances - March 31, 2022	—	$—	92,835,187	$9	$561,029	$(220,519)	$(23)	$340,496

Issuance of shares upon option exercise	—	—	195,418	—	215	—	—	215
Repurchase of common stock	—	—	(249,618)	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,200	—	—	4,200
Foreign currency translation adjustments	—	—	—	—	—	—	(40)	(40)
Unrealized gain on investments	—	—	—	—	—	—	2	2
Other	—	—	1	—	—	—	—	—
Net loss	—	—	—	—	—	(28,680)	—	(28,680)
Balances - June 30, 2022	—	$—	92,780,988	$9	$565,444	$(249,199)	$(61)	$316,193

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

ABSCI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
(In thousands)	2022	2021
Cash Flows From Operating Activities
Net loss	(58,174)	(52,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,047	1,677
Deferred income taxes	342	(6,094)
Stock-based compensation	7,949	3,593
Change in fair value of convertible promissory notes	—	25,107
Change in fair value of contingent consideration	750	—
Gain on extinguishment of loan payable	—	(636)
Other	(105)	(11)
Preferred stock warrant liability expense	—	3,440
Changes in operating assets and liabilities:
Receivables under development arrangements	1,115	1,109
Prepaid expenses and other current assets	1,701	(921)
Operating lease right-of-use assets and liabilities	(277)	2,653
Other long-term assets	(47)	(1,853)
Accounts payable	659	2,744
Accrued expenses and other liabilities	(5,132)	(404)
Deferred revenue	1,444	(16)
Net cash used in operating activities	(43,728)	(21,772)
Cash Flows From Investing Activities
Purchases of property and equipment	(10,745)	(24,111)
Acquisitions, net of cash acquired	(8,000)	(28,130)
Proceeds from property insurance settlements	665	—
Net cash used in investing activities	(18,080)	(52,241)
Cash Flows From Financing Activities
Proceeds from issuance of redeemable convertible preferred units and stock, net of issuance costs	—	4,944
Proceeds from issuance of long-term debt	9,407	—
Principal payments on long-term debt	(3,698)	(139)
Principal payments on finance lease obligations	(1,372)	(772)
Proceeds from issuance of common stock, net of issuance costs	428	69
Proceeds from issuance of convertible promissory notes	—	125,000
Net cash (used in) provided by financing activities	4,765	129,102
Net (decrease) increase in cash, cash equivalents, and restricted cash	(57,043)	55,089
Cash, cash equivalents and restricted cash - Beginning of year	279,926	71,708
Cash, cash equivalents, and restricted cash - End of period	$222,883	$126,797

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$360	$315
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Property and equipment purchased under finance lease	$—	$1,729
Right-of-use assets obtained in exchange for operating lease obligation	—	3,330
Cash paid for amounts included in the measurement of operating lease liabilities	1,141	508
Property and equipment purchases included in accounts payable	1,990	4,187
Deferred offering costs included in accounts payable	—	825
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
There have been no material changes in the accounting policies from those disclosed in the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K, which was filed with the SEC on March 22, 2022.
3.Revenue recognition
Contract balances
Contract assets are generated when contractual billing schedules differ from revenue recognition timing and the Company records a contract receivable when it has an unconditional right to consideration. As of June 30, 2022 and December 31, 2021, contract assets were $0.1 million and $0.6 million, respectively.
Contract liabilities are recorded in deferred revenue when cash payments are received or due in advance of the satisfaction of performance obligations. As of June 30, 2022 and December 31, 2021, contract liabilities were $2.8 million and $1.4 million, respectively. During the three and six months ended June 30, 2022, the Company recognized $0.4 million and $0.8 million, respectively, as revenue that had been included in deferred revenue at the beginning of the period. During the three and six months ended June 30, 2021, the Company recognized $0.1 million and $1.1 million, respectively, as revenue that had been included in deferred revenue at the beginning of the period.
KBI BioPharma, Inc. Collaboration agreement
In December 2019, the Company executed a four-year Joint Marketing Agreement (“JMA”) with KBI BioPharma, Inc. (“KBI”) to co-promote technologies through joint marketing efforts. The JMA provides for a non-refundable upfront payment of $0.8 million and milestone payments of $2.8 million in the aggregate, of which $2.3 million had been received as of June 30, 2022, upon the achievement of specific milestones. Upfront payments that relate to ongoing collaboration efforts required throughout the contract term such as joint marketing are recognized ratably throughout the contract term. The Company fully constrains revenue associated with the milestone payments until the specified milestones are probable of achievement. Additionally, KBI is obligated to make royalty payments to the Company during the fourth year of the JMA representing a percentage of its sales generated through the arrangement. Any costs incurred to KBI through the duration of the JMA are recognized as a reduction to collaboration revenue in the period in which they are incurred.
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
As of June 30, 2022 and December 31, 2021, deferred revenues related to the JMA were $0.5 million and $1.2 million, respectively.

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
In addition to the $2.5 million paid upfront, $2.5 million was placed into escrow subject to the continued service and/or employment of Denovium’s co-founders over a one year period. This amount is not included in the total consideration and is accounted for as compensation expense over the one year service period, and was included in current restricted cash and accrued expenses on the condensed consolidated balance sheet as of December 31, 2021. The $2.5 million deferred payment was disbursed from escrow in January 2022.
The Company issued 1,010,296 shares of its common stock to the Denovium co-founders, of which 80% or 808,238 shares is subject to a Stock Restriction Agreement and vests monthly over a four year term subject to a service condition. The fair value of these shares of $1.5 million will be recognized as compensation cost over the four year service period. The remaining 20%, or 202,058 shares, vested immediately and is included in the total consideration.
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
Pursuant to the merger agreement, at closing, Totient shareholders became eligible to receive an aggregate payment of $55.0 million in cash, of which $40.0 million in cash was paid at closing, subject to customary purchase price adjustments and escrow restrictions, and $15.0 million in cash shall be paid upon the achievement of specified milestones, and 2,212,208 shares of the Company’s common stock. The $40.0 million cash consideration included $8.0 million of deferred cash payment, due in one year. This amount was included in current restricted cash and accrued expenses on the condensed consolidated balance sheet as of December 31, 2021. The $8.0 million of deferred cash payment was paid out in the three months ended June 30, 2022. All common stock issued is unrestricted, except for those shares granted to certain members of Totient’s management, of which 25% of the shares issued were vested upon the closing of the transaction and the remaining 75% will vest over 2.5 years, in six-month installments subject to their respective continuing service relationships with the Company.
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
(ii)Pursuant to the merger agreement, 2,212,208 shares of common stock issued in payment to Totient stockholders with 1,282,747 vesting immediately and therefore included in the purchase price consideration. The remaining 929,461 shares will vest ratably, every six months over 5 equal installments of a 2.5 years service period and will be expensed over the service period. These shares are subject to stock restriction agreements that require certain former key Totient executives to maintain a continued service relationship with Absci throughout the service period.
(iii)Represents the estimated fair value of the contingent consideration that is payable upon the achievement of the milestone of (i) Absci’s entering into one or more definitive commercialization agreements, or technology partnering or licensing agreements, or collaboration agreements, with third parties using, or related to, Totient’s technology, a target discovered or identified by using Totient’s technology, or a peptide, protein complex or amino acid sequence assembled using Totient’s technology, including any Totient product or enabled product, pursuant to which (a) Absci is entitled to receive at least $2.0 million in aggregate upfront cash or equity payments (provided, that the minimum upfront payment under any individual agreement shall be $1.0 million and (b) an option for a license or a license or similar right is granted to the third party; or (ii) first commercial sale of a Totient product or enabled product. The fair value estimate is based on a probability-weighted approach and will be updated as we obtain more information. The $12.0 million of contingent consideration originally measured was adjusted to reflect the increased probability of achievement. As of June 30, 2022 the fair value is $12.8 million and is included in accrued expenses on the condensed consolidated balance sheet as of June 30, 2022. Changes in the contingent consideration liability fair value are reflected within research and development expenses on the condensed consolidated statement of operations and comprehensive loss.

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
As of March 31, 2022, the Company had fully completed the analysis to assign fair values to all assets acquired and liabilities assumed and recorded no adjustments to the preliminary purchase price allocation in the six months ended June 30, 2022. During the year ended December 31, 2021, the Company recorded adjustments to goodwill of $1.6 million primarily related to deferred taxes.
The Company’s results of operations for the three and six months ended June 30, 2022 include the operating results of Totient within the condensed consolidated statement of operations and comprehensive loss. The operating results of Totient are included within the condensed consolidated statement of operations and

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
comprehensive loss from June 4, 2021 through June 30, 2021 for the three and six months ended June 30, 2021.
Acquisition costs of $0.9 million were included in the condensed consolidated statement of operations and comprehensive loss as selling, general and administrative for the three and six months ended June 30, 2021.
The financial information in the table below summarizes the combined results of operations of the Company and Totient on a pro forma basis, as though the companies had been combined as of January 1, 2020. These pro forma results were based on estimates and assumptions, which we believe are reasonable. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of our fiscal year 2020. The pro forma financial information includes adjustments to share-based compensation expense, amortization for acquired intangible assets, interest expense, and transaction costs, and related tax effects.
The pro forma financial information for the three and six months ended June 30, 2021 and combines our results, which include the results of Totient subsequent to June 4, 2021, and the historical results for Totient for the periods prior to acquisition.
The following table summarizes the pro forma financial information (in thousands):

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2021	2021
Net loss applicable to common stockholders and unitholders	$(47,035)	$(61,116)

5.Cash equivalents and investments
Cash equivalents, marketable securities and deposits are classified as available for sale and are, therefore, recorded at fair value on the condensed consolidated balance sheet, with any unrealized gains and losses reported in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in the Company’s condensed consolidated balance sheet, until realized.
The amortized cost and fair value of our cash equivalents and investments are as follows (in thousands):

	June 30, 2022
	Amortized cost	Gross unrealized gains	Fair market value
Assets
Money market funds	$169	$—	$169
U.S. treasury bills	49,831	2	49,833
Total	$50,000	$2	$50,002
Classified as:
Cash equivalents			$50,002
Short-term investments			—
Long-term investments			—
Total			$50,002

All investments held as of June 30, 2022 were cash equivalents and had contractual maturities less than 90 days. There were no realized gains and losses on these securities for the period presented. Unrealized gains on these investments were primarily due to changes in interest rates. We did not have any investments in a continuous unrealized loss position for more than twelve months as of June 30, 2022. There were no investments held as of December 31, 2021.

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6.Property and equipment, net
Property and equipment as of June 30, 2022 and December 31, 2021 consists of the following (in thousands):

	June 30,	December 31,
	2022	2021
Construction in progress	$134	$933
Lab Equipment	34,161	27,776
Software	315	311
Furniture, Fixtures and Other	5,043	4,804
Leasehold Improvements	25,958	24,671
Total Cost	65,611	58,495
Less accumulated depreciation and amortization	(10,721)	(6,381)
Property and equipment, net	$54,890	$52,114

Depreciation expense was $2.3 million and $4.4 million for the three and six months ended June 30, 2022, respectively. Depreciation expense was $0.9 million and $1.2 million for the three and six months ended June 30, 2021, respectively.
7.Long-term debt and other borrowings
Loan and Security Agreement (“LSA”)
In June 2018, the Company signed a Loan and Security Agreement (“LSA”) with Bridge Bank (“Bank”), a division of Western Alliance Bank. The purpose of the LSA was to provide long-term financing to the Company through term loans available for borrowing in three tranches up to a maximum of $3.0 million through December 2019 upon the attainment of certain milestones as delineated in the LSA. The first tranche of $0.3 million was borrowed in 2018. The Company was obligated to make interest-only payments until the amortization date of June 28, 2019 and after that date to make principal and interest payments. Interest on outstanding borrowings under the LSA is charged at a rate of 6% per annum. This loan was scheduled to originally mature in May 2022, at which time all outstanding principal and accrued and unpaid interest was due and payable. This loan is secured by substantially all tangible assets of the Company; intellectual property is excluded from the secured collateral but is subject to a negative pledge in favor of the Bank.
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

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
In February 2022, the Company entered into a sixth amendment to the LSA. This amendment modified various definitions and terms within the agreement, with no adjustments to the financial terms.
The Company may prepay all, but not less than all, of the term loans at any time upon 10 days written notice, with a prepayment premium beginning at 1.0% initially and declining to 0% after May 11, 2022. The Company is also required to pay a final payment equal to 3% of the principal amount funded, which is payable upon the earliest to occur of (i) the maturity date, (ii) acceleration and (iii) the prepayment of the loan. As part of the second amendment, the Company paid a one time amendment fee and a pro-rated final payment in connection with the amendment. The final payment represents an additional principal payment and is accounted for as a debt discount that will be accreted through the maturity date of the loan based on the effective interest method.
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
In June 2022, the Company paid off the remaining $2.4 million outstanding balance of the LSA.
Convertible Note
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
Equipment Financing
In the three months ended June 30, 2022, the Company received $9.4 million of proceeds from equipment financing arrangements with multiple financial institutions. Terms of the agreements require monthly payments over 42-48 month maturities with imputed interest rates ranging 8%-10%. All outstanding principal and accrued and unpaid interest is due and payable at maturity. These loans are secured by certain tangible assets of the Company and include certain financial liquidity covenants. The Company was in compliance with all applicable financial covenants as of June 30, 2022.

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Future undiscounted payments for the Company’s financing liabilities as of June 30, 2022 are as follows (in thousands):

Years ending December 31:
2022 (six months remaining)	$1,339
2023	3,019
2024	3,019
2025	2,617
2026	852
Thereafter	—
Total future payments	10,846
Less: Imputed interest	(1,586)
Total long-term debt	$9,260

8.Commitments and contingencies
As of June 30, 2022, future lease payments are secured by irrevocable standby letters of credit totaling $1.8 million. The irrevocable standby letters of credit are expected to be pledged for the full lease terms which extend through 2024 and 2028 for each of the Company’s facility leases.
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
Total stock-based compensation expense related to all of the Company’s stock-based awards was recorded in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	1,697	851	3,120	1,927
Selling, general and administrative	2,550	591	4,906	1,666
Total stock-based compensation expense	$4,247	$1,442	$8,026	$3,593

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

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Activity for the restricted shares is shown below:

Number of shares
Unvested as of December 31, 2021	2,585,670
Repurchased	(249,618)
Vested	(514,738)
Unvested as of June 30, 2022	1,821,314

As of June 30, 2022, there was $8.4 million of unrecognized compensation expense related to the restricted shares expected to be recognized over a remaining weighted-average period of 1.8 years.
During the six months ended June 30, 2022, the Company granted 68,175 shares of restricted stock units to certain employees and consultants under the 2021 Plan. As of June 30, 2022, 68,175 shares of these restricted stock units were outstanding and unvested. As of June 30, 2022, total unrecognized stock-based compensation related to these restricted stock units was $0.5 million, which the Company expects to recognize over a remaining weighted average period of 3.1 years.
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

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
beginning with the vesting commencement date of the exchanged phantom units. The Company recognizes expense associated with the cash payment rights within stock-based compensation and began to make payments in February 2022 for vested rights. As cash payment rights continue to vest, payments are made monthly.
The aggregate intrinsic value of the 394,736 SARs outstanding as of June 30, 2022 is $1.3 million based on the estimated fair value of common stock of $3.32 per share.
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

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands $)
Outstanding at December 31, 2021	7,757,401	$3.72	9.2	$40,939
Granted	4,281,834	7.23
Exercised	(382,569)	1.12
Canceled/ Forfeited	(806,439)	4.60
Expired	(9,747)	1.12
Outstanding at June 30, 2022	10,840,480	5.14	8.8	8,313
Exercisable at June 30, 2022	2,629,096	$2.22	8.1	$4,185
Vested and expected to vest as of June 30, 2022	10,840,480		8.8	$8,313

The aggregate intrinsic value was calculated based on the estimated fair value of common stock of $3.32 per share.
The weighted-average grant date fair value of stock options granted during the three and six months ended June 30, 2022 was $3.16 and $4.21, respectively. The weighted-average grant date fair value of stock options granted during the three and six months ended June 30, 2021 was $7.08 and $3.87, respectively. The grant date fair value of options vested during the three and six months ended June 30, 2022 was $5.0 million and $5.8 million, respectively. The intrinsic value of options exercised, which represents the value of the Company’s common stock at the time of exercise in excess of the exercise price, was $1.8 million during the six months ended June 30, 2022. As of June 30, 2022, total unrecognized stock-based compensation related to stock options was $34.2 million, which the Company expects to recognize over a remaining weighted average period of 3.1 years.
Under the 2020 Plan and 2021 Plan, the Company has also granted a limited quantity of cash-settled stock appreciation rights to certain international-based employees and consultants. As of June 30, 2022, 147,181 of these stock appreciation rights were outstanding with a weighted average exercise price of $5.72. As of June 30, 2022, the Company had recognized a liability of $0.2 million classified within other long-term liabilities on the condensed consolidated balance sheets and total unrecognized stock-based compensation related to these cash-settled stock appreciation rights was $0.7 million, which the Company expects to recognize over a remaining weighted average period of 3.1 years. The fair value is remeasured at the end of each reporting period based on the Company’s stock price, with remeasurements reflected as an adjustment to compensation expense in the condensed consolidated statements of operations and comprehensive loss.

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Determination of Fair Value
The estimated grant-date fair value of all the Company’s stock options was calculated using the Black-Scholes option pricing model, based on the following assumptions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Expected term (in years)	5.5-6.8	6.0-6.1	5.5-7.0	3.5-6.1
Volatility	63%-64%	46%	63%-67%	45%-47%
Risk-free interest rate	2.5%-3.0%	1.2%-1.3%	0.8%-3.0%	0.3%-1.3%
Dividend Yield	—%	—%	—%	—%

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
Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the stock options’ expected term.
Expected Dividend Rate—The expected dividend is zero as the Company has not paid nor does it anticipate paying any dividends on its common stock underlying its stock options in the foreseeable future.
The Company estimated the fair value of its common stock underlying the stock-based awards when performing fair value calculations using the Black-Scholes option pricing model.
In June 2021, the Company increased the number of shares of common stock reserved for future issuance under the 2020 Plan to 11,980,029. In July 2021, upon the completion of IPO, the Company adopted the 2021 Plan. The number of shares of common stock initially reserved for future issuance under the 2021 Plan was 8,133,750. On January 1, 2022, the number of shares of common stock reserved for future issuance under the 2021 Plan was increased by 4,632,401 shares pursuant to an automatic annual increase. As of June 30, 2022, 9,601,512 shares were available for issuance under the 2021 Plan.
Employee Stock Purchase Plan
In July 2021, the Board adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”), which was subsequently approved by the Company’s stockholders and became effective in connection with the IPO. A total of 903,750 shares of common stock were reserved for issuance under the 2021 ESPP. The first offering period has not commenced as of June 30, 2022 and there is no stock-based compensation related to the 2021 ESPP for the period ended June 30, 2022.

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10.Fair Value Measurements
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
The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Debt Securities:
Money market funds	$169	$—	$—	$169
U.S. treasury bills	49,833	—	—	49,833
Equity Securities:
Equity securities without RDFV	—	—	1,200	1,200
Total assets	$50,002	$—	$1,200	$51,202
Liabilities:
Contingent consideration	$—	$—	$12,750	$12,750
Total liabilities	$—	$—	$12,750	$12,750

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Equity securities without RDFV	$—	$—	$1,200	$1,200
Total assets	$—	$—	$1,200	$1,200
Liabilities:
Contingent consideration	$—	$—	$12,000	$12,000
Total liabilities	$—	$—	$12,000	$12,000

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table provides reconciliation for all liabilities measured at fair value using significant unobservable inputs (Level 3) for the quarter ended June 30, 2022 (in thousands):

	Contingent consideration	Total liabilities
Balance at December 31, 2021	$12,000	$12,000
Change in fair value during 2022	750	750
Balance at June 30, 2022	$12,750	$12,750

We review trading activity and pricing for our available-for-sale securities as of the measurement date.
The fair value of equity securities without readily determinable fair market values (“RDFV”) is determined based on cost, less any impairment, plus or minus changes in fair value resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. These securities are classified as Level 3 in the fair value hierarchy outlined above.
The contingent consideration liability is related to the Totient acquisition and is included in accrued expenses on the condensed consolidated balance sheet as of June 30, 2022. The change in fair value of the contingent consideration liability is included within research and development expense on the condensed consolidated statement of operations for the six months ended June 30, 2022. Refer to Note 4: Acquisitions for further information.
There are significant judgments, assumptions and estimates inherent in the determination of the fair value of each of the instruments described above. In the future, depending on the valuation approaches used and the expected timing and weighting of each, the inputs described above, or other inputs, may have a greater or lesser impact on the Company’s estimates of fair value.
11.Related Party Transactions
The Company had no related party transactions for the six months ended June 30, 2022.
During the year ended December 31, 2021, Phoenix Venture Partners II, L.P. exercised a warrant to purchase 307,211 shares of the Company’s common stock at an exercise price of $0.3027 per share, resulting in total cash proceeds to the Company of $0.1 million. Zachariah Jonasson, a member of the Board, is a principal of Phoenix Venture Partners II, L.P.

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12.Net loss per share attributable to common stockholders
Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(28,680)	$(41,198)	$(58,174)	$(52,160)
Cumulative undeclared preferred stock dividends	—	(1,047)	—	(2,042)
Net loss available to common stockholder	$(28,680)	$(42,245)	$(58,174)	$(54,202)

Denominator:
Weighted-average common shares outstanding	90,669,499	17,641,147	90,471,950	17,312,437

Net loss per share, basic and diluted	$(0.32)	$(2.39)	$(0.64)	$(3.13)

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
Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Redeemable convertible preferred stock outstanding	—	46,266,256	—	46,033,714
Redeemable convertible preferred stock warrants	—	307,211	—	307,211
Stock options	10,785,909	6,038,919	10,139,442	4,677,249
Restricted stock units	68,175	—	48,589	—
Unvested restricted stock	2,123,409	2,554,598	2,296,359	2,138,146

13.Income taxes
The Company's effective income tax rate from continuing operations was 0.9% and (0.6)% for the three and six months ended June 30, 2022, respectively. The difference between the effective rate and the statutory rate is primarily attributed to the change in the valuation allowance against net deferred tax assets.
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
For the three and six months ended June 30, 2022, the Company’s tax expense (benefit) was $(0.3) million and $0.4 million, respectively. For the three and six months ended June 30, 2021, the Company’s tax expense

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(benefit) was $(5.6) million and $(6.1) million, respectively. The Company recognizes the effect of income tax positions only if those positions are “more likely than not” of being sustained. As of June 30, 2022, the Company has $1.0 million of unrecognized tax benefits. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense within the condensed consolidated financial statements. The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.
The Company and its subsidiaries file U.S. federal income tax returns and various state, local and foreign income tax returns. At June 30, 2022, the Company’s statutes of limitations are open for all federal and state years filed after the year of incorporation ending December 31, 2020. Net operating loss (“NOL”) and credit carryforwards from all years, including carryforwards from acquisitions generated prior to 2020, are subject to examination and adjustments for the three years following the year in which the carryforwards are utilized. The Company is not currently under Internal Revenue Service or state examination. Pursuant to Internal Revenue Code Sections 382 and 383, the utilization of NOLs and other tax attributes may be substantially limited due to cumulative changes in ownership greater than 50% that may have occurred or could occur during applicable testing periods.

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
We couple our powerful deep learning AI models, built to understand and predict determinants of protein function, with our proprietary synthetic biology capabilities, which include high-throughput single cell assays that can evaluate billions of cells, each expressing drug variants, for target binding affinity and production level (titer). This combination of in silico modeling with wet lab testing allows us to generate immense real-world datasets that we harness to train and refine our deep learning models. These models guide our protein and cell line designs and enable in silico optimization of multiple attributes. In addition, with our Totient Target technology, we use machine learning computational methods to evaluate mRNA sequences gathered from patient tissue samples and, without biological bias, identify disease-relevant fully human antibodies and their disease- and tissue-specific molecular targets. In addition to the direct utility of these antibodies and targets as drug discovery assets for further validation and development, these data comprising antibody-antigen recognition elements expand our AI models’ training sets and may improve predictive capabilities for future discovery campaigns.
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
Our goal is to become the partner of choice for biologic drug discovery and cell line development. As a technology development company, we generate biologic drug candidates and production cell lines for our partners to develop. Our business model is to establish partnerships with biopharmaceutical companies and use our platform for rapid creation of next-generation biologic drug candidates and production cell lines. We classify our applications into two key categories: Discovery and Cell Line Development (CLD). We define “Discovery” as any projects for which we are evaluating variants of the protein-of-interest, which may include generation of the production cell line, and we define CLD as a program for which the production cell line alone is the goal of the partnership. Our partners are responsible for preclinical and clinical testing of biologics generated using our platform. We structure our partnerships to provide us with the opportunity to participate in the future success of the biologics generated utilizing our platform. Such partnerships may include milestone payments and/or royalties on sales by our partners of any approved products. We aim to assemble economic interests in a diversified portfolio of partners’ next-generation biologic drug candidates across multiple indications.
As of June 30, 2022, we had 22 Active Programs (across nine current partners’ preclinical or clinical pipelines) for which we have negotiated, or expect to negotiate upon completion of certain technology development activities, license agreements with potential downstream milestone payments and royalties. Eight of these Active Programs are focused on developing production cell lines for drug candidates that our partners (Merck & Co., Inc. (Merck), Xyphos Biotechnology, an Astellas Company (Astellas), Alpha Cancer Technologies, Inc., PhaseBio Pharmaceuticals, Inc., and other undisclosed biotechnology companies) are developing (five preclinical, one Phase 1, one Phase 3, and one animal health). The remaining fourteen Active Programs comprise Discovery applications including those programs for which we are deploying our Bionic Protein technology for targeted incorporation of non-standard amino acids, including three Discovery programs through our agreement with EQRx, Inc. and one lead optimization program with Astellas. We define “Active

Programs” as programs that are subject to ongoing technology development activities intended to determine if the program can be pursued by our partner for future clinical development, as well as any program for which our partner obtains and maintains a license to our technology to advance the program after completion of the technology development phase. There is no assurance, however, that our partners will advance any drug candidates that are currently the subject of Active Programs into further preclinical or clinical development or that our partners will elect to license our technologies upon completion of the technology development phase in a timely manner, or at all.
Total revenue was $1.0 million and $1.8 million for the three and six months ended June 30, 2022, respectively, compared to $0.7 million and $1.8 million and for the three and six months ended June 30, 2021, respectively, due to timing of project-based milestones achieved and the mix of ongoing programs utilizing our Integrated Drug Creation Platform. Throughout 2021 and 2022, we have continued making investments in our operating capacity which has enabled us to achieve additional project-based milestones in our technology development and partnership agreements. Since our inception in 2011, we have devoted substantially all of our resources to research and development activities, including with respect to our Integrated Drug Creation Platform, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these activities. As a result, we have incurred net losses in each year. For the three and six months ended June 30, 2022, we incurred net losses of $28.7 million and $58.2 million, respectively. For the three and six months ended June 30, 2021, we incurred net losses of $41.2 million and $52.2 million, respectively. Research and development expenses increased by $14.0 million, or 77%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. As of June 30, 2022, we had an accumulated deficit of $249.2 million and cash and cash equivalents totaling $206.0 million.
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
We expect to continue to incur significant expenses in connection with our ongoing activities, including as we:
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
Recent Developments
In June 2022, we entered into a seven program collaboration agreement with a stealth mode biotech partner. We will deploy our Bionic Protein non-standard amino acid technology to produce antibodies in a collaboration focused on discovery and development of antibody-drug-conjugates (ADCs) initially for oncology indications. Financial terms were not disclosed, but include an upfront payment as well as future milestones and royalties associated with each program.

In July 2022, we announced senior executive hires of Jack Gold and Denise Dettore in newly created Chief Marketing Officer and Chief People Officer roles, respectively.
In July 2022, Eli Casdin resigned from our Board of Directors. Mr. Casdin’s resignation is not the result of any disagreement with the Company on any matter relating to its operations, policies or practices.
In July 2022, Astellas and an unnamed partner notified us of the termination of development of certain partnered product candidates, reflecting a cumulative termination of three Active Programs.
In August 2022, we announced a corporate reorganization plan (August 2022 Reorganization) to streamline our scientific and technical teams and prioritize key technical initiatives including AI drug and target discovery.
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
While these delays continue to cause short-term disruptions, the overall impact to our financial statements is expected to continue to be immaterial. Refer to Part I, Item 1A of our 2021 Annual Report on Form 10-K under the heading “Risk Factors” for more information.
Furthermore, COVID-19 has adversely affected the broader economy and financial markets, resulting in an economic downturn that could curtail the research and development budgets of our partners, our ability to hire additional personnel and our financing prospects. The ultimate impact of COVID-19 on our operations and financial performance in future periods remains uncertain and will depend on many factors outside our control, including government response to the pandemic, the continued emergence of new variants and sub variants, and the development, availability, distribution and effectiveness of vaccines and treatments, all of which are uncertain and cannot be predicted.
For additional details, see the section titled “Risk Factors”.
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
Key Factors Affecting Our Results of Operations and Future Performance
We believe that our future financial performance will be primarily driven by multiple factors as described below, each of which presents growth opportunities for our business. These factors also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations. Our ability to successfully address these challenges is subject to various risks and uncertainties, including those described in the section of this Quarterly Report titled “Risk Factors”.
•Establish new partnerships: Our potential to grow revenue and long-term earnings will require us to successfully identify and establish technology development arrangements with new partners. We have been expanding and expect to continue to expand our business development team and our capabilities to find new partners.
•Increase the number of molecules and programs under existing partnerships: The execution of our long term strategy relies substantially on the value our partners believe can be recognized from the product candidates and/or production cell lines that we provide to them. Our continued growth depends on our ability to expand the scope of our existing partnerships and add new molecules for Discovery or CLD partnerships with current partners.
•Successfully complete our technology development activities and enter licensing arrangements with our partners: Our business model depends upon partners licensing the technologies we develop and advancing the drug candidates we generate through clinical development to commercialization. Both our ability to successfully complete technology development activities to meet the needs of a partner, and the partner’s prioritization of the subject program, impact the likelihood and timing of any election by a partner to license the technologies we develop. There is no assurance that a partner will elect to license the technologies we develop.
•Our partners successfully developing and commercializing the drug candidates generated with our technology: Our business model is dependent on the eventual progression of biologic drug candidates discovered or initially developed utilizing our Integrated Drug Creation Platform into clinical trials and commercialization. Given the nature of our relationships with our partners, we do not control the progression, clinical development, regulatory strategy, public disclosure or eventual commercialization, if approved, of these product candidates. As a result, our future success and our potential eligibility to receive milestone payments and royalties are entirely dependent on our partners’ efforts over which we have no control. The timing and scope of any approval that may be required by the U.S. Food and Drug Administration (FDA), or any other regulatory body, for drugs that are developed based on molecules discovered and/or manufactured using our Integrated Drug Creation Platform technologies can significantly impact our results of operations and future performance.
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
Key Business Metrics
We continue to identify key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Currently, given our stage of development, we believe that the following metrics are the most important for understanding our current business trajectory. These metrics may change or may be substituted for additional or different metrics as our business develops. For example, as our business matures and to the extent drug candidates generated with our technologies enter clinical development, or as we may enter partnerships addressing programs over multiple years, or as certain programs may be discontinued by partners, we anticipate updating these metrics to reflect such changes.

	June 30,	December 31,
	2022	2021
Partners, Cumulative	19	18
Programs, Cumulative	44	34
Active Programs	22	12

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
Our revenue currently consists primarily of fees earned from our partners in conjunction with technology development agreements (TDAs) and partnership agreements, which are delineated as technology development revenue in our results of operations. These fees are earned and paid at various points throughout the terms of these agreements including upfront, upon the achievement of specified project-based milestones, and throughout the program. In addition, in certain TDAs, we earn success-based fees upon achievement of specified technology goals.
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
KBI BioPharma, Inc. Collaboration Agreement
In December 2019, we executed a four-year Joint Marketing Agreement (JMA) with KBI BioPharma, Inc. (KBI) to co-promote technologies through joint marketing efforts. The JMA provides for a non-refundable upfront payment of $0.8 million and milestone payments of $2.8 million in the aggregate, of which $2.3 million had been received as of June 30, 2022, upon the achievement of specific milestones. Upfront payments that relate to ongoing collaboration efforts required throughout the contract term such as joint marketing are recognized ratably throughout the contract term. We fully constrain revenue associated with the milestone payments until the specified milestones are probable of achievement. Additionally, KBI is obligated to make royalty payments to us during the fourth year of the JMA representing a percentage of its sales generated through the arrangement. Any costs incurred to KBI through the duration of the JMA are recognized as a reduction to collaboration revenue in the period in which they are incurred.
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
Following an initial reduction due to the August 2022 Reorganization, we expect research and development expenses to continue to increase in absolute dollars over the long-term as we enter into additional partnerships and continue to invest in platform enhancements.
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
We expect general and administrative expenses to continue to increase in absolute dollars as we continue to hire for key leadership roles and incur costs associated with operating as a public company, including expenses related to legal, accounting, regulatory, maintaining compliance with exchange listing and requirements of the U.S. Securities and Exchange Commission (SEC), director and officer insurance premiums and investor relations. We expect these expenses to increase in absolute dollars and vary from period to period as a percentage of revenue in the near term, and to decrease as a percentage of revenue in the long term.
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
Other Income (Expense)
Other income (expense) to date consists primarily of adjustments of our convertible notes and preferred stock warrant liability to fair value and a gain on extinguishment for the forgiveness of our Payroll Protection Plan (PPP) loan, offset by interest income.
Results of Operations
The results of operations presented below should be reviewed in conjunction with our condensed consolidated financial statements and notes included elsewhere in this Quarterly Report. The following tables set forth our results of operations for the periods presented (In thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Technology development revenue	$636	$592	$1,090	$1,532
Collaboration revenue	366	136	731	259
Total revenues	1,002	728	1,821	1,791
Operating expenses
Research and development	16,241	11,040	32,068	18,090
Selling, general and administrative	10,507	5,179	21,396	9,864
Depreciation and amortization	3,141	1,201	6,047	1,677
Total operating expenses	29,889	17,420	59,511	29,631
Operating loss	(28,887)	(16,692)	(57,690)	(27,840)
Other expense
Interest expense	(211)	(2,009)	(406)	(2,464)
Other income (expense), net	148	(28,114)	273	(27,950)
Total other expense, net	(63)	(30,123)	(133)	(30,414)
Loss before income taxes	(28,950)	(46,815)	(57,823)	(58,254)
Income tax (expense) benefit	270	5,617	(351)	6,094
Net loss	$(28,680)	$(41,198)	$(58,174)	$(52,160)

Comparison of the Three and Six Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations for the three and six months ended June 30, 2022 and 2021 (In thousands, except for percentages):
Revenue

	For the Three Months Ended June 30,
	2022	2021	$ Change	% Change
Revenues
Technology development revenue	$636	$592	$44	7%
Collaboration revenue	366	136	230	169%
Total revenues	$1,002	$728	$274	38%

	For the Six Months Ended June 30,
	2022	2021	$ Change	% Change
Revenues
Technology development revenue	$1,090	$1,532	$(442)	(29)%
Collaboration revenue	731	259	472	182%
Total revenues	$1,821	$1,791	$30	2%

Total revenue was $1.0 million for the three months ended June 30, 2022 compared to $0.7 million for the three months ended June 30, 2021, representing an increase of $0.3 million, or 38%. Total revenue increased 2% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
Technology development revenue increased 7% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Technology development revenue decreased by $0.4 million, or 29%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Technology development revenue decrease from June 30, 2021 is driven by a combination of overall program progress, the timing of project-based milestones achieved, and the mix of ongoing programs activity.
Collaboration revenue increased by $0.2 million, or 169%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Collaboration revenue increased by $0.5 million, or 182%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, these increases are a result of the September 2021 contract modification which resulted in a shortened term and modified consideration.

Operating Expenses

	For the Three months ended June 30,
	2022	2021	$ Change	% Change
Operating expenses
Research and development	$16,241	$11,040	$5,201	47%
Selling, general and administrative	10,507	5,179	5,328	103%
Depreciation and amortization	3,141	1,201	1,940	162%
Total operating expenses	$29,889	$17,420	$12,469	72%

	For the Six Months Ended June 30,
	2022	2021	$ Change	% Change
Operating expenses
Research and development	$32,068	$18,090	$13,978	77%
Selling, general and administrative	21,396	9,864	11,532	117%
Depreciation and amortization	6,047	1,677	4,370	261%
Total operating expenses	$59,511	$29,631	$29,880	101%

Research and development
Research and development expenses increased by $5.2 million, or 47%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was generally driven by increased costs associated with increased technology development activity with our partners and increased costs associated with continued platform development. These increased costs were primarily attributable to increased headcount and related personnel costs in the amount of $2.1 million, increased purchases of supplies and services related to lab operations in the amount of $2.4 million specifically for our technology development agreements and internal research and platform development activities, and increased rent and facility overhead. Additionally, stock-based compensation increased $0.8 million.
Research and development expenses increased by $14.0 million, or 77%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was generally driven by increased costs associated with increased technology development activity with our partners and increased costs associated with continued platform development. These increased costs were primarily attributable to increased headcount and related personnel costs in the amount of $6.2 million, increased purchases of supplies and services related to lab operations in the amount of $5.9 million specifically for our technology development agreements and internal research and platform development activities, and increased rent and facility overhead. Additionally, stock-based compensation increased $1.2 million, and research and development related administrative costs increased $0.8 million, primarily due to the remeasurement of the contingent consideration.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses increased by $5.3 million, or 103%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily driven by increased headcount and related personnel costs in the amount of $1.6 million, increased stock-based compensation of $2.0 million, increased administrative costs of $1.8 million, offset by a decrease in professional service fees in the amount of $0.5 million. The increases in the administrative fees are the result of our operating as a public company. The decrease in professional services fees is due to $0.9 million of transaction costs associated with the Totient acquisition in the three months ended June 30, 2021.
Selling, general, and administrative expenses increased by $11.5 million, or 117%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily driven by increased headcount and related personnel costs in the amount of $2.9 million, increased stock-based compensation of $3.2 million, and increased administrative costs of $4.2 million. The increases in the administrative fees are the result of our operating as a public company.

Depreciation and amortization
Depreciation and amortization expense increased by $1.9 million, or 162%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to the increased purchases of lab equipment necessary to complete our increased level of technology development agreements and research and development, purchases of property, equipment, and leasehold improvements related to our new corporate headquarters, and the amortization of intangible assets acquired in 2021.
Depreciation and amortization expense increased by $4.4 million, or 261%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to the increased purchases of lab equipment necessary to complete our increased level of technology development agreements and research and development, purchases of property, equipment, and leasehold improvements related to our new corporate headquarters, and the amortization of intangible assets acquired in 2021.
Other Expenses

	For the Three months ended June 30,
	2022	2021	$ Change	% Change
Other expense
Interest expense	$(211)	$(2,009)	$1,798	(89)%
Other income (expense), net	148	(28,114)	28,262	(101)%
Total other expense, net	$(63)	$(30,123)	$30,060	(100)%

	For the Six Months Ended June 30,
	2022	2021	$ Change	% Change
Other expense
Interest expense	$(406)	$(2,464)	$2,058	(84)%
Other income (expense), net	273	(27,950)	28,223	(101)%
Total other expense, net	$(133)	$(30,414)	$30,281	(100)%

Interest Expense
Interest expense was $0.2 million for the three months ended June 30, 2022 compared to $2.0 million for the three months ended June 30, 2021, representing a decrease of $1.8 million, or 89%. During the three months ended March 31, 2021, we recognized interest expense related to the convertible promissory notes issued in March 2021. These notes converted into common stock in connection with the IPO, resulting in decreased interest expense for the three months ended June 30, 2022.
Interest expense was $0.4 million for the six months ended June 30, 2022 compared to $2.5 million for the six months ended June 30, 2021, representing a decrease of $2.1 million, or 84%. During the three months ended March 31, 2021, we recognized interest expense related to the convertible promissory notes issued in March 2021. These notes converted into common stock in connection with the IPO, resulting in decreased interest expense for the six months ended June 30, 2022.
Other Income (Expense), net
Other income (expense), net, was $0.1 million for the three months ended June 30, 2022 compared to $28.1 million for the three months ended June 30, 2021, representing a change of $28.3 million, or 101%. For the three months ended June 30, 2021 Other expense included the adjustment of the fair value of our convertible notes for $25.1 million, and the change in the preferred stock warrant liability’s fair value in the amount of $3.0 million. For the three months ended June 30, 2022, Other income primarily included interest income.
Other income (expense), net, was $0.3 million for the six months ended June 30, 2022 compared to $28.0 million for the six months ended June 30, 2021, representing a change of $28.2 million, or 101%. For the six months ended June 30, 2021 Other income included the adjustment of the fair value of our convertible notes for $25.1 million, and the change in the preferred stock warrant liability’s fair value in the amount of $3.4 million, offset by recognition of a gain on extinguishment for the forgiveness of our PPP loan in the amount of $0.6 million. For the six months ended June 30, 2022, other income primarily included interest income.
Liquidity and Capital Resources
Overview
As of June 30, 2022, we had $206.0 million of cash and cash equivalents. As of December 31, 2021, we had $252.6 million of cash and cash equivalents.
We have incurred net operating losses since inception. As of June 30, 2022, our accumulated deficit was $249.2 million. As of December 31, 2021, our accumulated deficit was $191.0 million. To date, we have funded operations through issuances and sales of equity securities and debt, in addition to revenue generated from our technology development agreements. We believe that our cash and cash equivalents will be sufficient to meet our operating expenses, working capital and capital expenditure needs over at least the next 12 months following the date of this filing and into late 2025.
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
Redeemable convertible preferred stock
Through June 30, 2022, we have raised a total of $104.3 million from the issuance of redeemable convertible preferred stock, net of issuance costs, including shares of Series E redeemable convertible preferred stock for net proceeds of $4.9 million in February 2021. In July 2021, all convertible preferred stock converted into an aggregate of 46,266,256 shares of common stock immediately prior to our IPO.
Bridge Bank Loan and Security Agreement
In June 2018, we entered into a Loan and Security Agreement (LSA) with Bridge Bank (Bank), a division of Western Alliance Bank. We initially borrowed the first tranche of $0.3 million in June 2018. We increased our borrowings to $3.0 million in March 2019, and to $5.0 million in May 2020. The loan was to mature in May 2022, at which time all outstanding principal and accrued and unpaid interest would have been due and payable. In June 2021, we entered into a fifth amendment to the LSA. This amendment modified the term loan’s maturity date to June 16, 2023. This loan is secured by substantially all our tangible assets; intellectual property is excluded from this secured collateral, but is subject to a negative pledge in favor of Bank. In June 2022, the Company paid off the remaining outstanding balance of $2.4 million of the LSA, which terminated the LSA and extinguished all of the Company’s obligations therein.

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
Equipment Financing
In the three months ended June 30, 2022, the Company received $9.4 million of proceeds from equipment financing arrangements with multiple financial institutions. Terms of the agreements require monthly payments over 42-48 month periods with imputed interest rates ranging from 8%-10%. As of June 30, 2022 the combined outstanding balance on the agreements is $9.3 million.
Cash Flows
The following summarizes our cash flows for the six months ended June 30, 2022 and 2021 (In thousands):

	For the Six Months Ended June 30,
	2022	2021
Net cash provided by (used in)
Operating activities	(43,728)	(21,772)
Investing activities	(18,080)	(52,241)
Financing activities	4,765	129,102
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(57,043)	$55,089

Cash Flows from Operating Activities
In the six months ended June 30, 2022, net cash used in operating activities was $43.7 million and consisted primarily of a net loss of $58.2 million adjusted for non-cash items, including depreciation and amortization expense of $6.0 million, stock-based compensation of $7.9 million, an increase to our contingent consideration liability of $0.8 million, and a net increase in operating assets and liabilities in the amount of $0.5 million.
In the six months ended June 30, 2021, net cash used in operating activities was $21.8 million and consisted primarily of a net loss of $52.2 million adjusted for non-cash items, including stock-based compensation of $3.6 million, an increase to our convertible note liability of $25.1 million, depreciation and amortization expense of $1.7 million, an increase to our preferred stock warrant liability of $3.4 million, and the gain on extinguishment of our PPP loan of $0.6 million and was partially offset by a net decrease in operating assets and liabilities in the amount of $3.3 million.
Cash Flows from Investing Activities
In the six months ended June 30, 2022, net cash used in investing activities was $18.1 million. The net cash used resulted primarily from purchases of lab equipment and leasehold improvements of $10.7 million as we expanded our operations and overall capacity and cash paid as part of our acquisition of Totient of $8.0 million.
In the six months ended June 30, 2021, net cash used in investing activities was $52.2 million primarily from purchases of lab equipment of $24.1 million and cash paid as part of our acquisitions of Denovium and Totient of $28.1 million.

Cash Flows from Financing Activities
In the six months ended June 30, 2022, net cash provided by financing activities was $4.8 million. The net cash provided resulted primarily from new equipment financing agreements of $9.4 million and proceeds from the issuance of common stock of $0.4 million, net of issuance costs, partially offset by cash used for principal payments of $5.1 million made for leased equipment under finance leases and long-term debt.
In the six months ended June 30, 2021, net cash provided by financing activities was $129.1 million. The net cash provided resulted primarily from the issuance of $125.0 million of convertible promissory notes and Series E redeemable convertible preferred stock, net of issuance costs, in the amount of $4.9 million, partially offset by principal payments made for leased equipment under finance leases and long-term debt in the amount of $0.9 million.
Income taxes
The Company's effective income tax rate from continuing operations was (0.6)% for the six months ended June 30, 2022. The difference between the effective rate and the statutory rate is primarily attributed to the change in the valuation allowance against net deferred tax assets.
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
See Note 9: Stock-based compensation to our financial statements included elsewhere in this Quarterly Report on form 10-Q for more information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options. Certain of such assumptions involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation could be materially different.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Inflation rates have increased during the periods covered by this Quarterly Report, and is expected to continue to increase for the near future. Inflationary factors, such as increases in the cost of our product components, interest rates and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we have experienced some effect from inflation, and may continue to experience some effect in the near future, especially if inflation rates continue to rise.
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
Based upon our evaluation of the Company’s disclosure controls and procedures, as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls were not effective, due to the material weakness in internal control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with US GAAP.

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
Ongoing Remediation of Material Weakness in Internal Control over Financial Reporting
We are working to remediate the material weakness and are taking steps to strengthen our internal control over financial reporting through the continued hiring of additional finance and accounting personnel with the requisite technical knowledge and skills. With the additional personnel, we are taking appropriate and reasonable steps to remediate this material weakness through the implementation of appropriate segregation of duties, formalization of accounting policies and controls and retention of appropriate expertise for complex accounting transactions. We will not be able to fully remediate these control deficiencies until these steps have been completed and have been operating effectively for a sufficient period of time. While management believes that significant progress has been made in enhancing internal controls as of June 30, 2022, and in the period since, the material weakness described in Part II, Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2021, has not been fully remediated due to insufficient time to assess the design, fully implement remediation and assess operating effectiveness of the related controls. Management will continue to evaluate and improve our disclosure controls and procedures and internal control over financial reporting throughout 2022, and will make any further changes management deems appropriate. This material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that the enhanced controls are operating effectively.
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
Item 1A. Risk Factors
See Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 22, 2022 for a detailed discussion of the risk factors affecting our business, results of operations and financial condition. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report and the risks identified elsewhere in this report. Except as presented below, there have been no material changes to the risk factors set forth in our Annual Report.
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
In the six months ended June 30, 2022 and 2021, revenue from our top two partners and top three partners, respectively, accounted for 95% and 97% of our technology development revenue, respectively. In the three months ended June 30, 2022 and 2021, revenue from our top one partner and top three partners, respectively, accounted for 91% and 95% of our technology development revenue, respectively. The revenue attributable to these partners may fluctuate in the future, which could have an adverse effect on our business financial condition, results of operations and prospects. Our existing partners may cease to use our technologies depending on their own technological developments, availability of other competing technologies and internal decisions regarding allocation of time and resources to the discovery and development of biologic product candidates, over which we have no control. Our existing and future partners may have limited bandwidth to initiate new programs, which could limit their adoption or scale of application of our technologies. In addition, existing partners may choose to produce some or all of their requirements internally by using or developing their own manufacturing capabilities or by using capabilities from acquisitions of assets or entities from third parties with such capabilities. While our business is not substantially dependent on technology development revenues from any individual partner, because we currently have a limited number of partnerships, a loss of one of our partners could adversely impact our revenue, results of operations, cash flows or reputation in any given period.
Our future success also depends on our ability to expand relationships with our existing partners and to establish relationships with new partners. We engage in discussions with other companies and institutions regarding potential technology development and license opportunities on an ongoing basis, which can be time consuming. There is no assurance that any of these discussions will result in a technology development and/or license agreement, or if an agreement is reached, that the resulting relationship will be successful, or that the terms of such agreement will be favorable to us. We target partnerships with biotechnology and pharmaceutical companies. Macro-economic market conditions may have a significant effect on the formation, funding and research and development budgets of these types of entities and could have a significant effect on the number of viable companies with whom we may partner or the programs viable partners may elect to pursue. Our partners may also determine their research and development budgets based on other factors, including the need to develop new products, technological expertise, continued availability of governmental and other funding, competition, and intellectual property landscape. If research and development budgets of viable partners are reduced or the number of viable partners decline, the impact could adversely affect our business, financial condition, results of operations and prospects.
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
Our corporate reorganization plan and the associated workforce reduction announced in August 2022 may not result in the full anticipated savings and may disrupt operations.
In August 2022, we announced a corporate reorganization plan to streamline our scientific and technical teams and prioritize key technical initiatives including AI drug and target discovery. We may not fully realize the anticipated benefits, savings and improvements in our cost structure from our reorganization efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize anticipated cost savings from the reorganization, our operating results and financial condition may be adversely affected. Furthermore, our corporate reorganization plan may be disruptive to our operations. For example, our workforce reductions could yield unanticipated consequences, such as turnover beyond planned reductions or increased difficulties in our day-to-day operations. Our workforce reductions could also harm our ability to attract and retain qualified personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully executing key technical initiatives.
Unfavorable U.S. or global economic conditions could adversely affect our business, financial condition or results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our technologies and our ability to raise additional capital when needed on favorable terms, if at all. Recently, the rate of inflation has increased throughout the U.S. economy. Inflation may adversely affect us by increasing the costs associated with performing research and development on internal research initiatives and partnered programs. We may experience significant increases in the prices of labor, consumables, and other costs of doing business. In an inflationary environment, such cost increases may outpace our expectations, causing us to use cash faster than forecasted. A weak or declining economy may also strain our partners, possibly resulting in supply disruption, or cause delays in their payments to us. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the six months ended June 30, 2022.
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
As of June 30, 2022, we have used $112.4 million of the net proceeds from the IPO. Cash used since the IPO is described elsewhere in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our periodic reports filed with the SEC. There has been no material change in our planned use of the net proceeds from the IPO as described in the final prospectus for our IPO.
Issuer Purchases of Equity Securities
The following table presents information with respect to the Company's repurchase of common stock during the quarter ended June 30, 2022:

Period	Total Number of Shares (or units) Purchased(1)	Average Price Paid per Share (or unit)	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or units) That May Yet Be Purchased Under the Plans or Programs
April 1 2022, through April 30, 2022	—	—	—	—
May 1 2022, through May 31, 2022	—	—	—	—
June 1, 2022, through June 30, 2022	249,618	$0.00	—	—
Total	249,618		—	—

(1) Represents shares of unvested common stock repurchased pursuant to the Company’s repurchase right set forth in restricted stock agreements for such shares.
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

4.2*#	Amended and Restated Non-Employee Director Compensation Policy
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*    Filed herewith.
#    Represents management compensation plan, contract or arrangement.
+    The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABSCI CORPORATION

Date: August 11, 2022	By:	/s/ Gregory Schiffman
Gregory Schiffman
Chief Financial Officer (Principal Financial Officer)

Date: August 11, 2022	By:	/s/ Todd Bedrick
Todd Bedrick
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)