Form 10-Q
period 2022-09-30
Absci Corp
filed 2022-11-09
CIK 1672688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes   ☐     No  ☒
The registrant had outstanding 92,394,909 shares of $0.0001 par value common stock as of October 31, 2022.

		Page No.
Part I Financial Information (Unaudited)		6
Item 1.	Condensed Consolidated Financial Statements	6
	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	6
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2022 and 2021	7
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2022 and 2021	8
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021	10
	Notes to Unaudited Condensed Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	41
Item 4.	Controls and Procedures	41

Part II Other Information		42
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Mine Safety Disclosures	44
Item 5.	Other Information	44
Item 6.	Exhibits	44
Signatures		46

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
•our estimates of the sufficiency of our cash and cash equivalents and short-term investments;
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
Trademarks
This Quarterly Report on Form 10-Q contains references to our trademarks and service marks and to those belonging to third parties. Absci®, SoluPro® and SoluPure® are our registered trademarks with the U.S. Patent and Trademark Office. We also use various other trademarks, service marks and trade names in our business, including the Absci logo, ACE assay, HiPrBind, Bionic proteins, Translating Ideas into Drugs, Bionic SoluPro, Integrated Drug Creation, Unlimit with us, Denovium, and Denovium Engine. All other trademarks, service marks or trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Quarterly Report on Form 10-Q may be referred to with or without the ® and ™ symbols, but references which omit the ® and ™ symbols should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.
Availability of Other Information about Absci
Investors and others should note that we routinely communicate with investors and the public using our website (www.absci.com) and our investor relations website (investors.absci.com) free of charge, including without limitation, through the posting of investor presentations, SEC filings (including amendments and exhibits to such filings as soon as reasonably practicable after filed with or furnished to the SEC), press releases, public conference calls and webcasts on these websites, as well as on Twitter, LinkedIn and YouTube. The information that we post on these websites and social media outlets could be deemed to be material information. As a result, investors, the media, and others interested in Absci are encouraged to review this information on a regular basis. The contents of our website and social media postings, or any other website that may be accessed from our website or social media postings, shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended.

Part I. Financial Information
Item 1. Financial Statements
ABSCI CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(In thousands, except for share and per share data)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$107,324	$252,569
Restricted cash	15,020	10,513
Short-term investments	73,988	—
Receivables under development arrangements, net	210	1,425
Prepaid expenses and other current assets	4,839	8,572
Total current assets	201,381	273,079
Operating lease right-of-use assets	5,597	6,538
Property and equipment, net	55,466	52,114
Intangibles, net	52,465	54,992
Goodwill	21,335	21,335
Restricted cash, long-term	1,852	16,844
Other long-term assets	1,291	1,293
TOTAL ASSETS	$339,387	$426,195
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,858	$8,385
Accrued expenses	20,981	17,434
Long-term debt, current	2,354	2,400
Operating lease obligations	1,643	1,502
Financing lease obligations	2,513	2,785
Deferred revenue	679	1,353
Total current liabilities	30,028	33,859
Long-term debt - net of current portion	6,517	1,124
Operating lease obligations - net of current portion	7,848	8,969
Finance lease obligations - net of current portion	1,263	3,231
Deferred tax, net	756	743
Other long-term liabilities	33	12,162
TOTAL LIABILITIES	46,445	60,088
Commitments (See Note 8)
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 92,884,775 and 92,648,036 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	9	9
Additional paid-in capital	569,365	557,136
Accumulated deficit	(276,458)	(191,025)
Accumulated other comprehensive income (loss)	26	(13)
TOTAL STOCKHOLDERS' EQUITY	292,942	366,107
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$339,387	$426,195
The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except for share and per share data)	2022	2021	2022	2021
Revenues
Technology development revenue	$2,004	$1,390	$3,094	$2,922
Collaboration revenue	365	149	1,096	408
Total revenues	2,369	1,539	4,190	3,330
Operating expenses
Research and development	15,525	10,730	47,593	28,820
Selling, general and administrative	11,407	9,733	32,803	19,597
Depreciation and amortization	3,404	2,218	9,451	3,895
Total operating expenses	30,336	22,681	89,847	52,312
Operating loss	(27,967)	(21,142)	(85,657)	(48,982)
Other income (expense)
Interest expense	(279)	(768)	(685)	(3,232)
Other income (expense), net	675	(3,427)	948	(31,377)
Total other income (expense), net	396	(4,195)	263	(34,609)
Loss before income taxes	(27,571)	(25,337)	(85,394)	(83,591)
Income tax (expense) benefit	312	1,703	(39)	7,797
Net loss	(27,259)	(23,634)	(85,433)	(75,794)
Cumulative undeclared preferred stock dividends	—	(242)	—	(2,284)
Net loss applicable to common stockholders	$(27,259)	$(23,876)	$(85,433)	$(78,078)

Net loss per share attributable to common stockholders: Basic and diluted	$(0.30)	$(0.33)	$(0.94)	$(2.16)

Weighted-average common shares outstanding: Basic and diluted	91,105,265	73,291,288	90,686,517	36,177,105

Comprehensive loss:
Net loss	$(27,259)	$(23,634)	$(85,433)	$(75,794)
Foreign currency translation adjustments	(27)	(4)	(77)	(15)
Unrealized gain on investments	114	—	116	—
Comprehensive loss	$(27,172)	$(23,638)	$(85,394)	$(75,809)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’
EQUITY (DEFICIT) (UNAUDITED)

(In thousands, except for share and per share data)	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Condensed Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances - December 31, 2021	—	$—	92,648,036	$9	$557,136	$(191,025)	$(13)	$366,107
Issuance of shares under stock plans, net of shares withheld for tax payments	—	—	187,151		213	—	—	213
Stock-based compensation	—	—	—	—	3,680	—	—	3,680
Foreign currency translation adjustments	—	—	—	—	—	—	(10)	(10)
Net loss	—	—	—	—	—	(29,494)	—	(29,494)
Balances - March 31, 2022	—	$—	92,835,187	$9	$561,029	$(220,519)	$(23)	$340,496
Issuance of shares under stock plans, net of shares withheld for tax payments	—	—	195,418	—	215	—	—	215
Issuance of restricted stock	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,200	—	—	4,200
Repurchase of common stock	—	—	(249,618)	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	(40)	(40)
Unrealized gain on investments	—	—	—	—	—	—	2	2
Other	—	—	1	—	—	—	—	—
Net loss	—	—	—	—	—	(28,680)	—	(28,680)
Balances - June 30, 2022	—	—	92,780,988	$9	$565,444	$(249,199)	$(61)	$316,193
Issuance of shares under stock plans, net of shares withheld for tax payments	—	—	103,787	—	162	—	—	162
Stock-based compensation	—	—	—	—	3,759	—	—	3,759
Foreign currency translation adjustments	—	—	—	—	—	—	(27)	(27)
Unrealized gain on investments	—	—	—	—	—	—	114	114
Net loss	—	—	—	—	—	(27,259)	—	(27,259)
Balances - September 30, 2022	—	—	92,884,775	$9	$569,365	$(276,458)	$26	$292,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’
EQUITY (DEFICIT) (UNAUDITED)

(In thousands, except for share and per share data)	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Condensed Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances - December 31, 2020	13,752,043	$156,433	17,887,631	$2	$635	$(90,065)	$—	$(89,428)
Issuance of Series E preferred stock, net of issuance costs	254,886	4,944	—	—	—	—	—	—
Issuance of restricted stock	—	—	703,425	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,519	—	—	1,519
Issuance of shares in acquisition of Denovium	—	—	1,010,296	—	368	—	—	368
Net loss	—	—	—	—	—	(10,962)	—	(10,962)
Balances - March 31, 2021	14,006,929	$161,377	19,601,352	$2	$2,522	$(101,027)	$—	$(98,503)
Issuance of shares upon option exercise	—	—	62,613	—	69	—	—	69
Stock-based compensation	—	—	—	—	1,490	—	—	1,490
Issuance of shares in acquisition of Totient	—	—	2,212,208	—	13,891	—	—	13,891
Foreign currency translation adjustments	—	—	—	—	—	—	(11)	(11)
Net loss	—	—	—	—	—	(41,198)	—	(41,198)
Balances - June 30, 2021	14,006,929	$161,377	21,876,173	$2	$17,972	$(142,225)	$(11)	$(124,262)
Stock-based compensation	—	—	—	—	3,735	—	—	3,735
Issuance of common shares upon initial public offering, net of issuance costs of	—	—	14,375,000	1	210,163	—	—	210,164
Conversion of convertible note	—	—	9,732,593	1	155,721	—	—	155,722
Conversion of redeemable convertible preferred stock	(14,006,929)	(161,377)	46,266,256	5	161,372	—	—	161,377
Conversion of warrant liability	—	—	—	—	4,822	—	—	4,822
Foreign currency translation adjustments	—	—	—	—	—	—	(4)	(4)
Issuance of shares upon warrant exercise	—	—	307,211	—	93	—	—	93
Net loss	—	—	—	—	—	(23,634)	—	(23,634)
Balances - September 30, 2021	—	—	92,557,233	$9	$553,878	$(165,859)	$(15)	$388,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
(In thousands)	2022	2021
Cash Flows From Operating Activities
Net loss	(85,433)	(75,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,451	3,895
Deferred income taxes	13	(7,797)
Stock-based compensation	11,516	7,376
Change in fair value of convertible promissory notes	—	30,722
Change in fair value of contingent consideration	750	—
Gain on extinguishment of loan payable	—	(636)
Other	103	4
Preferred stock warrant liability expense	—	4,124
Changes in operating assets and liabilities:
Receivables under development arrangements	965	940
Prepaid expenses and other current assets	3,436	(8,472)
Operating lease right-of-use assets and liabilities	(467)	2,570
Other long-term assets	—	110
Accounts payable	(1,224)	1,545
Accrued expenses and other liabilities	(1,207)	(1,567)
Deferred revenue	(674)	(539)
Net cash used in operating activities	(62,771)	(43,519)
Cash Flows From Investing Activities
Purchases of property and equipment	(15,615)	(29,731)
Acquisitions, net of cash acquired	(8,000)	(28,130)
Investment in equity securities	—	(1,200)
Investment in short-term investments	(73,853)	—
Proceeds from property insurance settlements	665	—
Net cash used in investing activities	(96,803)	(59,061)
Cash Flows From Financing Activities
Proceeds from issuance of redeemable convertible preferred units and stock, net of issuance costs	—	4,944
Proceeds from issuance of long-term debt	9,407	—
Principal payments on long-term debt	(4,086)	(1,000)
Principal payments on finance lease obligations	(2,067)	(1,780)
Proceeds from issuance of common stock, net of issuance costs	590	210,325
Proceeds from issuance of convertible promissory notes	—	125,000
Net cash provided by financing activities	3,844	337,489
Net (decrease) increase in cash, cash equivalents, and restricted cash	(155,730)	234,909
Cash, cash equivalents and restricted cash - Beginning of year	279,926	71,708
Cash, cash equivalents, and restricted cash - End of period	$124,196	$306,617

Supplemental Disclosure of Cash Flow Information
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Property and equipment purchased under finance lease	$—	$4,313
Right-of-use assets obtained in exchange for operating lease obligation	109	3,330
Cash paid for amounts included in the measurement of operating lease liabilities	1,717	1,069
Property and equipment purchases included in accounts payable	261	3,580
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
Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of deposits with commercial banks in checking and interest-bearing accounts, highly liquid money market funds, and U.S. Treasury securities.
Investments
The Company’s short-term investments include funds invested in highly liquid money market funds, U.S. Treasury securities and corporate debt securities with original maturities at the date of purchase greater than three months but less than one year. These investments are classified as available-for-sale debt securities, which are recorded at fair value based on quoted prices in active markets.
If the estimated fair value of a debt security is below its amortized cost basis, the Company evaluates whether it is more likely than not that the Company will be required to sell the security before its anticipated recovery in market value and whether credit losses exist for the related securities. A credit loss exists if the present value of expected cash flows is less than the amortized cost basis of the security. Credit-related losses are recognized as an allowance for credit losses on the balance sheet with a corresponding adjustment to earnings. Unrealized gains and losses that are unrelated to credit deterioration are reported in accumulated other comprehensive income (loss). Purchase premiums and discounts are recognized as interest income using the interest method over the terms of the securities. Realized gains and losses, and declines in fair value deemed to be other than temporary, are reflected in our condensed consolidated statements of operations and comprehensive loss. The Company uses the specific identification method to compute gains and losses on investments.
There have been no other material changes in the accounting policies from those disclosed in the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 22, 2022.
3.Revenue recognition
Contract balances
Contract assets are generated when contractual billing schedules differ from revenue recognition timing and the Company records a contract receivable when it has an unconditional right to consideration. As of September 30, 2022 and December 31, 2021, contract assets were $0.2 million and $0.6 million, respectively.
Contract liabilities are recorded in deferred revenue when cash payments are received or due in advance of the satisfaction of performance obligations. As of September 30, 2022 and December 31, 2021, contract liabilities were $0.7 million and $1.4 million, respectively. During the three and nine months ended September 30, 2022, the Company recognized $0.4 million and $1.2 million, respectively, as revenue that had been included in deferred revenue at the beginning of the period. During the three and nine months ended September 30, 2021, the Company recognized $0.2 million and $1.3 million, respectively, as revenue that had been included in deferred revenue at the beginning of the period.

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
KBI BioPharma, Inc. Collaboration agreement
In December 2019, the Company executed a four-year Joint Marketing Agreement (“JMA”) with KBI BioPharma, Inc. (“KBI”) to co-promote technologies through joint marketing efforts. The JMA provides for a non-refundable upfront payment of $0.8 million and milestone payments of $2.8 million in the aggregate, of which $2.3 million had been received as of September 30, 2022, upon the achievement of specific milestones. Upfront payments that relate to ongoing collaboration efforts required throughout the contract term such as joint marketing are recognized ratably throughout the contract term. The Company fully constrains revenue associated with the milestone payments until the specified milestones are probable of achievement. Additionally, KBI is obligated to make royalty payments to the Company during the fourth year of the JMA representing a percentage of its sales generated through the arrangement. Any costs incurred to KBI through the duration of the JMA are recognized as a reduction to collaboration revenue in the period in which they are incurred.
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
As of September 30, 2022 and December 31, 2021, deferred revenues related to the JMA were $0.1 million and $1.2 million, respectively.
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

Cash consideration included a $2.5 million upfront payment and a payment for working capital adjustments.
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
Pursuant to the merger agreement, at closing, Totient shareholders became eligible to receive an aggregate payment of $55.0 million in cash, of which $40.0 million in cash was paid at closing, subject to customary purchase price adjustments and escrow restrictions, and $15.0 million in cash shall be paid upon the achievement of specified milestones, and 2,212,208 shares of the Company’s common stock. The $40.0 million cash consideration included $8.0 million of deferred cash payment, due in one year. This amount was included in current restricted cash and accrued expenses on the condensed consolidated balance sheet as of December 31, 2021. The $8.0 million of deferred cash payment was disbursed from escrow in June 2022. All common stock issued is unrestricted, except for those shares granted to certain members of Totient’s management, of which 25% of the shares issued were vested upon the closing of the transaction and the remaining 75% will vest over 2.5 years, in six-month installments subject to their respective continuing service relationships with the Company.

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
(iii)Represents the estimated fair value of the contingent consideration that is payable upon the achievement of the milestone of (A) Absci’s entering into one or more definitive commercialization agreements, or technology partnering or licensing agreements, or collaboration agreements, with third parties using, or related to, Totient’s technology, a target discovered or identified by using Totient’s technology, or a peptide, protein complex or amino acid sequence assembled using Totient’s technology, including any Totient product or enabled product, pursuant to which (I) Absci is entitled to receive at least $2.0 million in aggregate upfront cash or equity payments (provided, that the minimum upfront payment under any individual agreement shall be $1.0 million and (II) an option for a license or a license or similar right is granted to the third party; or (B) first commercial sale of a Totient product or enabled product. The fair value estimate is based on a probability-weighted approach and will be updated as we obtain more information. The $12.0 million of contingent consideration originally measured was adjusted to reflect the increased probability of achievement. As of September 30, 2022 the fair value is $12.8 million and is included in accrued expenses on the condensed consolidated balance sheet as of September 30, 2022. Changes in the contingent consideration liability fair value are reflected within research and development expenses on the condensed consolidated statement of operations and comprehensive loss.

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
As of March 31, 2022, the Company had fully completed the analysis to assign fair values to all assets acquired and liabilities assumed and recorded no adjustments to the preliminary purchase price allocation in the nine months ended September 30, 2022. During the year ended December 31, 2021, the Company recorded adjustments to goodwill of $1.6 million primarily related to deferred taxes.
The Company’s results of operations for the three and nine months ended September 30, 2022 include the operating results of Totient within the condensed consolidated statement of operations and comprehensive loss. The operating results of Totient are included within the condensed consolidated statement of operations

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
and comprehensive loss from June 4, 2021 through September 30, 2021 for the three and nine months ended September 30, 2021.
Acquisition costs of $0.9 million were included in the condensed consolidated statement of operations and comprehensive loss as selling, general and administrative for the nine months ended September 30, 2021.
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
The pro forma financial information for the three and nine months ended September 30, 2021 combines our results, which include the results of Totient subsequent to June 4, 2021, and the historical results for Totient for the periods prior to acquisition.
The following table summarizes the pro forma financial information (in thousands):

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2021	2021
Net loss applicable to common stockholders and unitholders	$(25,579)	$(86,695)

5.Investments
Cash equivalents, marketable securities and deposits are classified as available-for-sale and are, therefore, recorded at fair value on the condensed consolidated balance sheet, with any unrealized gains and losses reported in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in the Company’s condensed consolidated balance sheet, until realized. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
The amortized cost and fair value of investments are as follows (in thousands):

	September 30, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Assets
Money market funds	$1,476	$—	$—	$1,476
Certificates of deposit	27,560	—	—	27,560
U.S. treasury bills	76,198	116	—	76,314
Total	$105,234	$116	$—	$105,350
Classified as:
Cash equivalents				$31,362
Short-term investments				73,988
Long-term investments				—
Total				$105,350

Investments held as of September 30, 2022 consist of cash equivalents with contractual maturities of three months or less and U.S. treasury bills with original maturities between four and six months. Proceeds and realized gains from maturities of U.S. treasury bills classified as cash equivalents were $50.0 million and

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
$0.2 million, respectively, for the three and nine months ended September 30, 2022. Unrealized gains on securities were primarily due to changes in interest rates. We did not have any investments in a continuous unrealized loss position for more than twelve months as of September 30, 2022. The Company held no investments as of December 31, 2021.
6.Property and equipment, net
Property and equipment as of September 30, 2022 and December 31, 2021 consists of the following (in thousands):

	September 30,	December 31,
	2022	2021
Construction in progress	$200	$933
Lab Equipment	35,257	27,776
Software	312	311
Furniture, Fixtures and Other	6,362	4,804
Leasehold Improvements	26,619	24,671
Total Cost	68,750	58,495
Less accumulated depreciation and amortization	(13,284)	(6,381)
Property and equipment, net	$55,466	$52,114

Depreciation expense was $2.6 million and $6.9 million for the three and nine months ended September 30, 2022, respectively. Depreciation expense was $1.4 million and $2.6 million for the three and nine months ended September 30, 2021, respectively.
7.Long-term debt and other borrowings
Loan and Security Agreement (“LSA”)
In June 2018, the Company signed a Loan and Security Agreement (“LSA”) with Bridge Bank (“Bank”), a division of Western Alliance Bank. The purpose of the LSA was to provide long-term financing to the Company through term loans available for borrowing in three tranches up to a maximum of $3.0 million through December 2019 upon the attainment of certain milestones as delineated in the LSA. The first tranche of $0.3 million was borrowed in 2018. Interest on outstanding borrowings under the LSA was charged at a rate of 6% per annum. This loan was secured by substantially all tangible assets of the Company; intellectual property was excluded from the secured collateral but was subject to a negative pledge in favor of the Bank.
The Company was permitted to prepay all, but not less than all, of the term loans at any time upon 10 days written notice, with a prepayment premium beginning at 1.0% initially and declining to 0% after May 11, 2022. The Company was required to pay a final payment equal to 3% of the principal amount funded, which was payable upon the earliest to occur of (i) the maturity date, (ii) acceleration and (iii) the prepayment of the loan.
The Company was required to pay a fee of 3.5% of the aggregate amount of term loans funded by Bank under the LSA within three business days of a sale or other disposition of substantially all of the Company’s assets, a merger or consolidation, a change in control or an initial public offering. This fee became payable upon completion of the Company’s IPO on July 26, 2021 and was paid during the year ended December 31, 2021.
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

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
In May 2020, the Company entered into a second amendment to the LSA that increased total borrowings to $5.0 million. The maturity date of the loan was extended to May 11, 2024. The amendment was accounted for as a debt modification and no gain or loss was recognized in the Company’s financial statements. As part of the second amendment, the Company paid a one-time amendment fee and a pro-rated final payment in connection with the amendment. The final payment represents an additional principal payment and is accounted for as a debt discount that will be accreted through the maturity date of the loan based on the effective interest method. The second amendment extended the term of the fee to May 11, 2030.
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
Equipment Financing
In April and June 2022, the Company received a total of $9.4 million of proceeds from equipment financing arrangements with multiple financial institutions. Terms of the agreements require monthly payments over 42-48 month maturities with imputed interest rates ranging 8%-10%. All outstanding principal and accrued and unpaid interest are due and payable at maturity. These loans are secured by certain tangible assets of the Company and include certain financial liquidity covenants. The Company was in compliance with all applicable financial covenants as of September 30, 2022.

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Future undiscounted payments for the Company’s financing liabilities as of September 30, 2022 are as follows (in thousands):

Years ending December 31:
2022 (three months remaining)	$754
2023	3,019
2024	3,019
2025	2,617
2026	852
Thereafter	—
Total future payments	10,261
Less: Imputed interest	(1,390)
Total long-term debt	$8,871

8.Commitments and contingencies
As of September 30, 2022, future lease payments are secured by irrevocable standby letters of credit totaling $1.9 million. The irrevocable standby letters of credit are expected to be pledged for the full lease terms which extend through 2024 and 2028 for each of the Company’s facility leases.
The Company is not currently party to any material claims or legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss or a potential range of loss is both probable and reasonably estimable.
9.Stock-based compensation
Prior to the LLC Conversion, the Company granted incentive units and phantom units under its 2015 Equity-Based Incentive Plan (“2015 Plan”) to employees and non-employee service providers. In October 2020, in conjunction with the LLC Conversion, the Company adopted the 2020 Stock Option and Grant Plan (“2020 Plan”) under which it granted stock options, restricted shares, and stock appreciation rights (“SARs”) as replacement awards for outstanding awards under the 2015 Plan and as new awards to incentivize employee service. Upon completion of the IPO, the Company adopted the 2021 Stock Option and Incentive Plan (“2021 Plan”).
Total stock-based compensation expense related to all of the Company’s stock-based awards was recorded in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	1,240	952	4,360	2,879
Selling, general and administrative	2,352	2,831	7,258	4,497
Total stock-based compensation expense	$3,592	$3,783	$11,618	$7,376

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

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Activity for the restricted shares is shown below:

Number of shares
Unvested as of December 31, 2021	2,585,670
Repurchased	(249,618)
Vested	(646,606)
Unvested as of September 30, 2022	1,689,446

As of September 30, 2022, there was $7.2 million of unrecognized compensation expense related to the restricted shares expected to be recognized over a remaining weighted-average period of 1.55 years.
During the nine months ended September 30, 2022, the Company granted 68,175 shares of restricted stock units to certain employees and consultants under the 2021 Plan. As of September 30, 2022, 40,527 shares of these restricted stock units were outstanding and unvested. As of September 30, 2022, total unrecognized stock-based compensation related to these restricted stock units was $0.3 million, which the Company expects to recognize over a remaining weighted average period of 2.9 years.
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
The aggregate intrinsic value of the 394,736 SARs outstanding as of September 30, 2022 is $1.2 million based on the Company’s closing stock price of $3.13 per share as reported on the Nasdaq Global Select Market on such date.
Stock Options
Stock options generally vest 25% after one year from the date of the grant with the remainder vesting monthly over the following three-year period. Certain options have alternative vesting schedules including ratably over 2-4 years and immediate vesting. The Company recognizes forfeitures as they occur and uses the straight-line expense recognition method. Activity for stock options is shown below:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands $)
Outstanding at December 31, 2021	7,757,401	$3.72	9.2	$40,939
Granted	5,321,384	6.48
Exercised	(473,706)	1.28
Canceled/ Forfeited	(2,021,245)	5.82
Expired	(19,671)	2.77
Outstanding at September 30, 2022	10,564,163	4.82	8.2	7,267
Exercisable at September 30, 2022	3,027,480	$2.97	7.3	$4,075
Vested and expected to vest as of September 30, 2022	10,564,163		8.2	$7,267

The aggregate intrinsic value was calculated based on the estimated fair value of common stock of $3.13 per share.
The weighted-average grant date fair value of stock options granted during the three and nine months ended September 30, 2022 was $2.05 and $3.79, respectively. The weighted-average grant date fair value of stock options granted during the three and nine months ended September 30, 2021 was $7.35 and $4.18, respectively. The grant date fair value of options vested during the three and nine months ended September 30, 2022 was $2.5 million and $8.2 million, respectively. The intrinsic value of options exercised, which represents the value of the Company’s common stock at the time of exercise in excess of the exercise price, was $2.0 million during the nine months ended September 30, 2022. As of September 30, 2022, total unrecognized stock-based compensation related to stock options was $26.5 million, which the Company expects to recognize over a remaining weighted average period of 3.0 years.
Under the 2020 Plan and 2021 Plan, the Company has also granted a limited quantity of cash-settled SARs to certain employees and consultants based outside the United States. As of September 30, 2022, 134,687 of these SARs were outstanding with a weighted average exercise price of $5.75 per share. The fair value is remeasured at the end of each reporting period based on the Company’s stock price, with remeasurements reflected as an adjustment to compensation expense in the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2022 and December 31, 2021, the Company had recognized $0.0 million and $0.1 million, respectively, classified within other long-term liabilities on the condensed consolidated balance sheets.

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Determination of Fair Value
The estimated grant-date fair value of all the Company’s stock options was calculated using the Black-Scholes option pricing model, based on the following assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Expected term (in years)	5.9-6.9	6.1	5.5-7.0	3.5-6.1
Volatility	64%-65%	46%	63%-67%	45%-47%
Risk-free interest rate	2.6%-3.3%	1%-1.1%	0.8%-3.3%	0.3%-1.3%
Dividend Yield	—%	—%	—%	—%

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
In June 2021, the Company increased the number of shares of common stock reserved for future issuance under the 2020 Plan to 11,980,029. In July 2021, upon the completion of IPO, the Company adopted the 2021 Plan. The number of shares of common stock initially reserved for future issuance under the 2021 Plan was 8,133,750. On January 1, 2022, the number of shares of common stock reserved for future issuance under the 2021 Plan was increased by 4,632,401 shares pursuant to an automatic annual increase. As of September 30, 2022, 9,796,776 shares were available for issuance under the 2021 Plan.
Employee Stock Purchase Plan
In July 2021, the Board adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”), which was subsequently approved by the Company’s stockholders and became effective in connection with the IPO. A total of 903,750 shares of common stock were reserved for issuance under the 2021 ESPP. The first offering period has not commenced as of September 30, 2022 and there is no stock-based compensation related to the 2021 ESPP for the period ended September 30, 2022.

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
The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Debt Securities:
Money market funds	$1,476	$—	$—	$1,476
Certificates of deposit	27,560	—	—	27,560
U.S. treasury bills	76,314	—	—	76,314
Equity Securities:
Equity securities without RDFV	—	—	1,200	1,200
Total assets	$105,350	$—	$1,200	$106,550
Liabilities:
Contingent consideration	$—	$—	$12,750	$12,750
Total liabilities	$—	$—	$12,750	$12,750

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Equity securities without RDFV	$—	$—	$1,200	$1,200
Total assets	$—	$—	$1,200	$1,200
Liabilities:
Contingent consideration	$—	$—	$12,000	$12,000
Total liabilities	$—	$—	$12,000	$12,000

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table provides reconciliation for all liabilities measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2022 (in thousands):

	Contingent consideration	Total liabilities
Balance at December 31, 2021	$12,000	$12,000
Change in fair value during 2022	750	750
Balance at September 30, 2022	$12,750	$12,750

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
The contingent consideration liability is related to the Totient acquisition and is included in accrued expenses on the condensed consolidated balance sheet as of September 30, 2022. The change in fair value of the contingent consideration liability is included within research and development expense on the condensed consolidated statement of operations for the nine months ended September 30, 2022. Refer to Note 4: Acquisitions for further information.
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
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(27,259)	$(23,634)	$(85,433)	$(75,794)
Cumulative undeclared preferred stock dividends	—	(242)	—	(2,284)
Net loss available to common stockholder	$(27,259)	$(23,876)	$(85,433)	$(78,078)

Denominator:
Weighted-average common shares outstanding	91,105,265	73,291,288	90,686,517	36,177,105

Net loss per share, basic and diluted	$(0.30)	$(0.33)	$(0.94)	$(2.16)

ABSCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Redeemable convertible preferred stock	—	10,560,783	—	34,079,466
Redeemable convertible preferred stock warrants	—	146,927	—	253,196
Stock options	11,125,698	7,949,582	10,471,807	5,880,640
Restricted stock units	52,942	—	50,056	—
Unvested restricted stock	1,745,926	3,055,422	2,110,865	2,558,809

13.Income taxes
The Company's effective income tax rate from continuing operations was 1.1% and 0.0% for the three and nine months ended September 30, 2022, respectively. The difference between the effective rate and the statutory rate is primarily attributed to the change in the valuation allowance against net deferred tax assets.
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
The Company recognizes the effect of income tax positions only if those positions are “more likely than not” of being sustained. As of September 30, 2022, the Company has $1.2 million of unrecognized tax benefits. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense within the condensed consolidated financial statements. The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
We are a drug and target discovery company harnessing deep learning AI and synthetic biology to expand the therapeutic potential of proteins. We built our Integrated Drug Creation platform to identify novel drug targets, discover optimal biotherapeutic candidates, and generate the cell lines to manufacture them in a single efficient process. We believe our approach delivers disruptive efficiency, but more importantly enables our partners to create novel and human/AI-designed new-to-nature biologics (next-generation biologics).
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
As of September 30, 2022, we had 17 Active Programs (across six current partners’ preclinical or clinical pipelines) for which we have negotiated, or expect to negotiate upon completion of certain technology development activities, license agreements with potential downstream milestone payments and royalties. Four of these Active Programs are focused on developing production cell lines for drug candidates that our partners (Merck & Co., Inc. (Merck), Alpha Cancer Technologies, Inc., PhaseBio Pharmaceuticals, Inc. (PhaseBio), and another undisclosed biotechnology company) are developing (three preclinical and one Phase 3). The remaining thirteen Active Programs comprise Discovery applications including those programs for which we are deploying our Bionic protein technology for targeted incorporation of non-standard amino acids, including Discovery programs through our agreements with EQRx, Inc. and Merck. We define “Active Programs” as programs that are subject to ongoing technology development activities intended to determine if the program can be pursued by our partner for future clinical development, as well as any program for which our partner obtains and maintains a license to our technology to advance the program after completion of the technology development phase. There is no assurance, however, that our partners will advance any drug candidates that are currently the subject of Active Programs into further preclinical or clinical development or that our partners will elect to license our technologies upon completion of the technology development phase in a timely manner, or at all.
Total revenue was $2.4 million and $4.2 million for the three and nine months ended September 30, 2022, respectively, compared to $1.5 million and $3.3 million for the three and nine months ended September 30, 2021, respectively, due to timing of project-based milestones achieved and the mix of ongoing programs utilizing our Integrated Drug Creation platform. Throughout 2021 and 2022, we have continued making investments in our operating capacity which has enabled us to achieve additional project-based milestones in our technology development and partnership agreements. Since our inception in 2011, we have devoted substantially all of our resources to research and development activities, including with respect to our Integrated Drug Creation platform, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these activities. As a result, we have incurred net losses in each year. For the three and nine months ended September 30, 2022, we incurred net losses of $27.3 million and $85.4 million, respectively. For the three and nine months ended September 30, 2021, we incurred net losses of $23.6 million and $75.8 million, respectively. Research and development expenses increased by $18.8 million, or 65%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. As of September 30, 2022, we had an accumulated deficit of $276.5 million and cash and cash equivalents and short-term investments totaling $181.3 million.
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
COVID-19 Pandemic
As a result of the ongoing COVID-19 pandemic, we have experienced and may continue to experience severe delays and disruptions to our business and operations, including, for example:
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
For additional details, see the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and in our subsequent Quarterly Reports on Form 10-Q.
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

	September 30,	December 31,
	2022	2021
Partners, Cumulative	19	18
Programs, Cumulative	44	34
Active Programs	17	12

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
In October 2022, PhaseBio filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code. As of the date of this filing, our partnered program with PhaseBio remains an Active Program.
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
KBI BioPharma, Inc. Collaboration Agreement
In December 2019, we executed a four-year Joint Marketing Agreement (JMA) with KBI BioPharma, Inc. (KBI) to co-promote technologies through joint marketing efforts. The JMA provides for a non-refundable upfront payment of $0.8 million and milestone payments of $2.8 million in the aggregate, of which $2.3 million had been received as of September 30, 2022, upon the achievement of specific milestones. Upfront payments that relate to ongoing collaboration efforts required throughout the contract term such as joint marketing are recognized ratably throughout the contract term. We fully constrain revenue associated with the milestone payments until the specified milestones are probable of achievement. Additionally, KBI is obligated to make royalty payments to us during the fourth year of the JMA representing a percentage of its sales generated through the arrangement. Any costs incurred to KBI through the duration of the JMA are recognized as a reduction to collaboration revenue in the period in which they are incurred.
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
Operating Expenses
Research and Development
Research and development expenses include the cost of materials, personnel-related costs (comprised of salaries, benefits and share-based compensation) for personnel performing research and development functions, consulting fees, equipment and allocated facility costs (including occupancy and information technology). These expenses are exclusive of depreciation and amortization. Research and development activities consist of target discovery and technology development for partners, as well as continued development of our Integrated Drug Creation platform. We derive improvements to our platform from both types of activities. Research and development efforts apply to our platform broadly and across programs.

Following an initial reduction due to the August 2022 Reorganization, we expect research and development expenses to continue to increase in absolute dollars over the long-term as we enter into additional partnerships and continue to invest in platform enhancements.
Selling, General, and Administrative
Selling, general, and administrative expenses include personnel-related costs (comprised of salaries, benefits and share-based compensation) for executive, business development, alliance management, legal, finance, marketing and other administrative functions. Marketing and business development expenses include costs associated with attending conferences and other promotion efforts of our Integrated Drug Creation platform. External legal expenses, accounting and tax service expenses, consulting fees, and allocated facilities costs (including occupancy and information technology) are also included within selling, general and administrative expenses. These expenses are exclusive of depreciation and amortization.
We expect our selling costs to increase in absolute dollars as we continue to grow our business development efforts and increase marketing activities to drive awareness and adoption of our platform. We expect selling costs to fluctuate as a percentage of total revenue due to the timing and magnitude of these expenses, and to decrease as a percentage of total revenue in the long term.
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

Results of Operations
The results of operations presented below should be reviewed in conjunction with our condensed consolidated financial statements and notes included elsewhere in this Quarterly Report. The following tables set forth our results of operations for the periods presented (In thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Technology development revenue	$2,004	$1,390	$3,094	$2,922
Collaboration revenue	365	149	1,096	408
Total revenues	2,369	1,539	4,190	3,330
Operating expenses
Research and development	15,525	10,730	47,593	28,820
Selling, general and administrative	11,407	9,733	32,803	19,597
Depreciation and amortization	3,404	2,218	9,451	3,895
Total operating expenses	30,336	22,681	89,847	52,312
Operating loss	(27,967)	(21,142)	(85,657)	(48,982)
Other income (expense)
Interest expense	(279)	(768)	(685)	(3,232)
Other income (expense), net	675	(3,427)	948	(31,377)
Total other income (expense), net	396	(4,195)	263	(34,609)
Loss before income taxes	(27,571)	(25,337)	(85,394)	(83,591)
Income tax (expense) benefit	312	1,703	(39)	7,797
Net loss	$(27,259)	$(23,634)	$(85,433)	$(75,794)

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations for the three and nine months ended September 30, 2022 and 2021 (In thousands, except for percentages):
Revenue

	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
Revenues
Technology development revenue	$2,004	$1,390	$614	44%
Collaboration revenue	365	149	216	145%
Total revenues	$2,369	$1,539	$830	54%

	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Revenues
Technology development revenue	$3,094	$2,922	$172	6%
Collaboration revenue	1,096	408	688	169%
Total revenues	$4,190	$3,330	$860	26%

Total revenue was $2.4 million for the three months ended September 30, 2022 compared to $1.5 million for the three months ended September 30, 2021, representing an increase of $0.8 million, or 54%. Total revenue was $4.2 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, representing an increase of $0.9 million, or 26%.
Technology development revenue increased by $0.6 million, or 44%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Technology development revenue increased by $0.2 million, or 6%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Technology development revenue increase from September 30, 2021 is driven by a combination of overall program progress, the timing of project-based milestones achieved, and the mix of ongoing programs activity, most significantly the result of progress and milestone achievement associated with our Merck partnership utilizing our non-standard amino acid technology.
Collaboration revenue increased by $0.2 million, or 145%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Collaboration revenue increased by $0.7 million, or 169%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, these increases are a result of the September 2021 contract modification which resulted in a shortened term and modified consideration.
Operating Expenses

	For the Three months ended September 30,
	2022	2021	$ Change	% Change
Operating expenses
Research and development	$15,525	$10,730	$4,795	45%
Selling, general and administrative	11,407	9,733	1,674	17%
Depreciation and amortization	3,404	2,218	1,186	53%
Total operating expenses	$30,336	$22,681	$7,655	34%

	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Operating expenses
Research and development	$47,593	$28,820	$18,773	65%
Selling, general and administrative	32,803	19,597	13,206	67%
Depreciation and amortization	9,451	3,895	5,556	143%
Total operating expenses	$89,847	$52,312	$37,535	72%

Research and development
Research and development expenses increased by $4.8 million, or 45%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was generally driven by increased costs associated with increased technology development activity with our partners and increased costs associated with continued platform development. These increased costs were primarily attributable to increased headcount and related personnel costs in the amount of $2.4 million, increased stock-based compensation costs of $0.3 million, and increased purchases of supplies and services related to lab operations in the amount of $2.7 million specifically for our technology development agreements and internal research and platform development activities.
Research and development expenses increased by $18.8 million, or 65%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was generally driven by increased costs associated with increased technology development activity with our partners and increased costs associated with continued platform development. These increased costs were primarily attributable to increased headcount and related personnel costs in the amount of $8.6 million, increased stock-based compensation costs of $1.5 million, and increased purchases of supplies and services related to lab operations in the amount of $8.5 million specifically for our technology development agreements and internal research and platform development activities.

Selling, General and Administrative Expenses
Selling, general, and administrative expenses increased by $1.7 million, or 17%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily driven by increased headcount and related personnel costs in the amount of $0.7 million, and increased administrative costs of $1.1 million, offset by a decrease in stock-based compensation costs in the amount of $0.5 million. The increases in the administrative expenses are the result of increased insurance costs and professional service fees.
Selling, general, and administrative expenses increased by $13.2 million, or 67%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily driven by increased headcount and related personnel costs in the amount of $3.6 million, increased stock-based compensation of $2.8 million, and increased administrative costs of $5.3 million. The increases in the administrative expenses are the result of our operating as a public company.
Depreciation and amortization
Depreciation and amortization expense increased by $1.2 million, or 53%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to the increased purchases of lab equipment necessary to complete our increased level of technology development agreements and research and development, purchases of property, equipment, and leasehold improvements related to our new corporate headquarters.
Depreciation and amortization expense increased by $5.6 million, or 143%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to the increased purchases of lab equipment necessary to complete our increased level of technology development agreements and research and development, purchases of property, equipment, and leasehold improvements related to our new corporate headquarters, and the amortization of intangible assets acquired in 2021.
Other Expenses

	For the Three months ended September 30,
	2022	2021	$ Change	% Change
Other income (expense)
Interest expense	$(279)	$(768)	$489	(64)%
Other income (expense), net	675	(3,427)	4,102	(120)%
Total other income (expense), net	$396	$(4,195)	$4,591	(109)%

	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Other income (expense)
Interest expense	$(685)	$(3,232)	$2,547	(79)%
Other income (expense), net	948	(31,377)	32,325	(103)%
Total other income (expense), net	$263	$(34,609)	$34,872	(101)%

Interest Expense
Interest expense was $0.3 million for the three months ended September 30, 2022 compared to $0.8 million for the three months ended September 30, 2021, representing a decrease of $0.5 million, or 64%. During 2021, we recognized interest expense related to the convertible promissory notes issued in March 2021. These notes converted into common stock in connection with the IPO in July 2021, resulting in decreased interest expense for the three months ended September 30, 2022.
Interest expense was $0.7 million for the nine months ended September 30, 2022 compared to $3.2 million for the nine months ended September 30, 2021, representing a decrease of $2.5 million, or 79%. During the nine months ended September 30, 2021, we recognized interest expense related to the convertible promissory notes issued in March 2021. These notes converted into common stock in connection with the IPO in July 2021, resulting in decreased interest expense for the nine months ended September 30, 2022.
Other Income (Expense), net
Other income (expense), net, was $0.7 million income for the three months ended September 30, 2022 compared to $3.4 million expense for the three months ended September 30, 2021, representing a change of $4.1 million, or 120%. For the three months ended September 30, 2021, Other expense included the adjustment of the fair value of our convertible notes for $2.9 million, and the change in the preferred stock warrant liability’s fair value in the amount of $0.7 million. For the three months ended September 30, 2022, other income primarily included interest income and realized gains on investments.
Other income (expense), net, was $0.9 million income for the nine months ended September 30, 2022 compared to $31.4 million expense for the nine months ended September 30, 2021, representing a change of $32.3 million, or 103%. For the nine months ended September 30, 2021, other income included the adjustment of the fair value of our convertible notes for $28.0 million, and the change in the preferred stock warrant liability’s fair value in the amount of $4.1 million, offset by recognition of a gain on extinguishment for the forgiveness of our PPP loan in the amount of $0.6 million. For the nine months ended September 30, 2022, other income primarily included interest income and realized gains on investments.
Liquidity and Capital Resources
Overview
As of September 30, 2022, we had $181.3 million of cash and cash equivalents and short-term investments.
We have incurred net operating losses since inception. As of September 30, 2022, our accumulated deficit was $276.5 million. To date, we have funded operations through issuances and sales of equity securities and debt, in addition to revenue generated from our technology development agreements. We believe that our cash and cash equivalents and short-term investments will be sufficient to meet our operating expenses, working capital and capital expenditure needs over at least the next 12 months following the date of this filing and into late 2025.
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
Redeemable convertible preferred stock

Prior to our IPO in July 2021, we had raised a total of $104.3 million from the issuance of redeemable convertible preferred stock, net of issuance costs, which included shares of Series E redeemable convertible preferred stock for net proceeds of $4.9 million in February 2021. Immediately prior to our IPO in July 2021, all convertible preferred stock was converted into an aggregate of 46,266,256 shares of common stock.
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
Equipment Financing
In April and June 2022, the Company received a total of $9.4 million of proceeds from equipment financing arrangements with multiple financial institutions. Terms of the agreements require monthly payments over 42-48 month periods with imputed interest rates ranging from 8%-10%. As of September 30, 2022, the combined outstanding balance on the agreements is $8.9 million.
Shelf Registration Statement on Form S-3
On August 24, 2022, we filed a shelf registration statement on Form S-3 (the Shelf Registration Statement) with the SEC relating to the registration of up to an aggregate of $250.0 million in shares of our common stock, preferred stock, debt securities, warrants and units or any combination thereof. The Shelf Registration Statement was declared effective by the SEC on September 2, 2022. To date, we have not issued any securities or received any proceeds from the sale of any securities registered pursuant to the Shelf Registration Statement.
Cash Flows
The following summarizes our cash flows for the nine months ended September 30, 2022 and 2021 (In thousands):

	For the Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in)
Operating activities	(62,771)	(43,519)
Investing activities	(96,803)	(59,061)
Financing activities	3,844	337,489
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(155,730)	$234,909

Cash Flows from Operating Activities
In the nine months ended September 30, 2022, net cash used in operating activities was $62.8 million and consisted primarily of a net loss of $85.4 million adjusted for non-cash items, including depreciation and amortization expense of $9.5 million, stock-based compensation of $11.5 million, an increase to our contingent consideration liability of $0.8 million, and a net decrease in operating assets and liabilities in the amount of $0.8 million.
In the nine months ended September 30, 2021, net cash used in operating activities was $43.5 million and consisted primarily of a net loss of $75.8 million adjusted for non-cash items, including depreciation and amortization expense of $3.9 million stock-based compensation of $7.4 million, an increase to our convertible note liability of $30.7 million, an increase to our preferred stock warrant liability of $4.1 million, and the gain on extinguishment of our PPP loan of $0.6 million and a net increase in operating assets and liabilities in the amount of $5.4 million.
Cash Flows from Investing Activities
In the nine months ended September 30, 2022, net cash used in investing activities was $96.8 million. The net cash used resulted primarily from purchases of short-term investments of $73.9 million, purchases of lab equipment and leasehold improvements of $15.6 million as we completed the expansion of our operations and overall capacity and cash paid as part of our acquisition of Totient of $8.0 million.
In the nine months ended September 30, 2021, net cash used in investing activities was $59.1 million primarily from purchases of lab equipment of $29.7 million, cash paid as part of our acquisitions of Denovium and Totient of $28.1 million and an investment in equity securities of $1.2 million.
Cash Flows from Financing Activities
In the nine months ended September 30, 2022, net cash provided by financing activities was $3.8 million. The net cash provided resulted primarily from new equipment financing agreements of $9.4 million and proceeds from the issuance of common stock of $0.6 million, net of issuance costs, partially offset by cash used for principal payments of $6.2 million made for leased equipment under finance leases and long-term debt.
In the nine months ended September 30, 2021, net cash provided by financing activities was $337.5 million. The net cash provided resulted primarily from total net proceeds of $210.1 million from the IPO, the issuance of $125.0 million of convertible promissory notes and Series E redeemable convertible preferred stock, net of issuance costs, in the amount of $4.9 million, partially offset by principal payments made for leased equipment under finance leases and long-term debt in the amount of $2.8 million.
Income taxes
Our effective income tax rate from continuing operations was 0.0% for the nine months ended September 30, 2022. The difference between the effective rate and the statutory rate is primarily attributed to the change in the valuation allowance against net deferred tax assets.
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
While our significant accounting policies are described in more detail in Note 2: Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2021, we believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of the matters that are inherently uncertain.
Goodwill
Goodwill is tested for impairment on an annual basis in the third quarter, or sooner if an indicator of impairment exists. We may elect to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of goodwill at the reporting unit level is less than the carrying amount. The qualitative assessment includes our consideration of relevant events and circumstances that would affect our single reporting unit, including macroeconomic, industry and market conditions, our overall financial performance, and trends in the market price of our common stock.
We perform a qualitative assessment of goodwill at the reporting unit level by comparing the carrying amount to fair value if any of the aforementioned qualitative factors indicate that it is more-likely-than-not to be impaired. The estimated fair value of the reporting unit is determined using a combination of market-based approaches reconciled to our market capitalization plus an estimated control premium. The assumptions used in the qualitative assessment of fair value compared to carrying amount are based upon a combination of historical results and trends, new industry developments and future cash flow projections, as well as relevant comparable company market capitalization. Such assumptions are subject to change as a result of changing economic and competitive conditions. Based on our assessment as of September 30, 2022, using the qualitative approach, we concluded that the fair value of the reporting unit exceeded the carrying value and that there was no impairment of goodwill.
Revenue recognition
We recognize revenue as control of our products and services are transferred to our customers in an amount that reflects the consideration expected to be received in exchange for those products and services. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when or as the performance obligations are satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. We consider a performance obligation satisfied once control of a good or service has been transferred to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. Technology development revenue includes revenue associated to the discovery, development and technology readiness phases of technology development and partnership agreements. We refer to our customers as “partners” when describing our relationship in an agreement.
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
Subject to certain conditions, as an emerging growth company, we may rely on certain other exemptions and reduced reporting requirements, including without limitation (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board (PCAOB) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more; (b) December 31, 2026, the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO; (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.
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
Based upon our evaluation of the Company’s disclosure controls and procedures, as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls were not effective, due to the material weakness in internal control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with US GAAP.
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

Ongoing Remediation of Material Weakness in Internal Control over Financial Reporting
We are working to remediate the material weakness and are taking steps to strengthen our internal control over financial reporting through the continued hiring of additional finance and accounting personnel with the requisite technical knowledge and skills. With the additional personnel, we are taking appropriate and reasonable steps to remediate this material weakness through the implementation of appropriate segregation of duties, formalization of accounting policies and controls and retention of appropriate expertise for complex accounting transactions. We will not be able to fully remediate these control deficiencies until these steps have been completed and have been operating effectively for a sufficient period of time. While management believes that significant progress has been made in enhancing internal controls as of September 30, 2022, and in the period since, the material weakness described in Part II, Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2021, has not been fully remediated due to insufficient time to assess the design, fully implement remediation and assess operating effectiveness of the related controls. Management will continue to evaluate and improve our disclosure controls and procedures and internal control over financial reporting throughout 2022, and will make any further changes management deems appropriate. This material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that the enhanced controls are operating effectively.
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
In the nine months ended September 30, 2022 and 2021, revenue from our top one partner and two partners, respectively, accounted for 82% and 79% of our technology development revenue, respectively. In the three months ended September 30, 2022 and 2021, revenue from our top two partners accounted for 97% and 73% of our technology development revenue, respectively. The revenue attributable to these partners may fluctuate in the future, which could have an adverse effect on our business, financial condition, results of operations and prospects. Our existing partners may cease to use our technologies depending on their own technological developments, availability of other competing technologies and internal decisions regarding allocation of time and resources to the discovery and development of biologic product candidates, over which we have no control. Our existing and future partners may have limited bandwidth to initiate new programs, which could limit their adoption or scale of application of our technologies. In addition, existing partners may choose to produce some or all of their requirements internally by using or developing their own manufacturing capabilities or by using capabilities from acquisitions of assets or entities from third parties with such capabilities. While our business is not substantially dependent on technology development revenues from any individual partner, because we currently have a limited number of partnerships, a loss of one of our partners could adversely impact our revenue, results of operations, cash flows or reputation in any given period.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the nine months ended September 30, 2022.
Use of Proceeds
We completed our IPO pursuant to the registration statement on Form S-1 (File No. 333-257553), as amended, that was declared effective on July 21, 2021. On July 26, 2021, we sold 14,375,000 shares of our common stock, including the full exercise of the underwriters’ 30-day option to purchase additional shares, at a public offering price of $16.00 per share for aggregate gross proceeds of $230.0 million. J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, BofA Securities, Inc., Cowen and Company, LLC, and Stifel, Nicolaus & Company, Incorporated acted as joint book-running managers for the offering.
The net proceeds of our IPO were $210.1 million, after deducting underwriting discounts and commissions of $16.1 million and offering related expenses of $3.8 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.
As of September 30, 2022, we have used $137.4 million of the net proceeds from the IPO. Cash used since the IPO is described elsewhere in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our periodic reports filed with the SEC. There has been no material change in our planned use of the net proceeds from the IPO as described in the final prospectus for our IPO.
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

10.1*#	2021 Stock Option and Incentive Plan and forms of award agreements thereunder.
10.2*#	Separation Agreement by and between the Company and Matthew Weinstock dated September 30, 2022.
10.3*#	Consulting Agreement by and between the Company and Matthew Weinstock dated October 4, 2022.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

ABSCI CORPORATION

Date: November 9, 2022	By:	/s/ Gregory Schiffman
Gregory Schiffman
Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2022	By:	/s/ Todd Bedrick
Todd Bedrick
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)