Form 10-K
period 2022-12-31
Absci Corp
filed 2023-03-30
CIK 1672688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes   ☐     No  ☒
As of June 30, 2022, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was approximately $176.4 million million.
The registrant had outstanding 92,321,907 shares of $0.0001 par value common stock as of March 15, 2023.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors”. Forward-looking statements can often be identified by the use of terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking. In particular, these forward-looking statements include, but are not limited to:
•our expectations regarding our further development of, successful application of, and the rate and degree of market acceptance of, our Integrated Drug Creation platform, including progress towards fully in silico biologic drug discovery;
•our expectations regarding our ability to leverage our Integrated Drug Creation platform to shorten preclinical development of biologics;
•our expectations regarding the markets for our services and technologies, including the growth rate of the biologics market;
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
•our ability to manage and grow our business by expanding our relationships with existing partners or introducing our Integrated Drug Creation platform to new partners and developing lead drug candidates for our internal drug discovery efforts;
•our expectations regarding our current and future partners’ continued development of, and ability to commercialize, biologic drugs generated utilizing our platform;
•our estimates of our expenses, ongoing losses, future revenue, capital requirements and our need for or ability to obtain additional funding before we can expect to generate additional revenue;
•our estimates of the sufficiency of our cash and cash equivalents and short-term investments;
•our ability to establish, maintain or expand collaborations, partnerships or strategic relationships;
•our ability to provide our partners with a full biologic drug discovery and cell line development solution from target to Investigational New Drug application IND-ready, including non-standard amino acid incorporation capabilities;
•our ability to obtain, maintain and enforce intellectual property protection for our platform, products and technologies, the duration of such protection and our ability to operate our business without infringing on the intellectual property rights of others;
•our ability to attract, hire and retain key personnel and to manage our growth effectively;
•our expectations regarding use of our cash and cash equivalents and short-term investments, including the proceeds from our initial public offering;
•our financial performance and that of companies in our industry and the financial markets generally;

•the volatility of the trading price of our common stock;
•our competitive position and the development of and projections relating to our competitors or our industry;
•the impact of laws and regulations;
•our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (JOBS Act); and
•global economic conditions, including market volatility, acts of war and civil and political unrest, and our expectations about market trends and effects from inflation.
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
Trademarks
This Annual Report on Form 10-K contains references to our trademarks and service marks and to those belonging to third parties. Absci®, SoluPro® and SoluPure® are our registered trademarks with the U.S. Patent and Trademark Office. We also use various other trademarks, service marks and trade names in our business, including the Absci logo, HiPrBind, Bionic proteins, Translating Ideas into Drugs, Bionic SoluPro, Integrated Drug Creation, Unlimit with us, Denovium, and Denovium Engine. All other trademarks, service marks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Annual Report on Form 10-K may be referred to with or without the ® and ™ symbols, but references which omit the ® and ™ symbols should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.
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
Part I.
Item 1. Business
Our Mission
Absci is a generative AI drug creation company that combines AI with scalable wet lab technologies to create better biologics for patients, faster. With the data to train, the AI to create, and the wet lab to validate, our vision is to deliver breakthrough therapeutics at the click of a button, for everyone.
We recognize the extraordinary medical and economic potential of protein-based therapeutics (biologics) and the significant challenges the biopharmaceutical industry faces to discover novel biologics. We look at the end game – getting life-changing medicines to patients, faster — and ask: how? Our technology is built to be that how.
Our Integrated Drug Creation platform replaces the fragmentation and inefficiencies of traditional biologic drug discovery by simultaneously optimizing multiple drug characteristics important to preclinical and clinical development, as well as therapeutic benefit. In turn, this has the potential to significantly shorten time to clinic and increase the probability of success. We leverage our platform to expand biological possibilities — shifting from a paradigm of drug discovery to drug creation — with the goal of advancing better biologics into clinical trials on shortened timelines and, if approved, ultimately into the marketplace to impact people’s lives.
Overview
We are a generative AI drug creation company harnessing deep learning and synthetic biology to expand the therapeutic potential of proteins. We leverage our Integrated Drug Creation platform to identify novel drug targets and create biotherapeutic candidates that are optimized. We believe our approach enables us, and our partners, to develop novel biologics that are optimized for many traits at disruptive speed.
We couple our powerful deep learning AI models, built to understand and predict determinants of protein function, with our proprietary synthetic biology capabilities, which include high-throughput single-cell assays that can evaluate billions of drug sequence variants, each within its production cell line, for target binding affinity, protein quality, and production level (titer). This combination of in silico modeling with wet lab testing allows us to generate immense real-world datasets that we harness to train and refine our deep learning models. These models guide our protein and cell line designs and enable in silico optimization of multiple attributes. Our target platform technology (formerly “Totient”) uses machine learning computational methods to evaluate patient tissue samples and, without biological bias, identify disease-relevant fully human antibodies and their disease- and tissue-specific molecular targets. In addition to the direct utility of these antibodies and targets as drug discovery assets, these data comprising antibody-epitope recognition elements expand our AI models’ training sets and may improve predictive capabilities for future discovery campaigns.

Through iterative AI predictions, wet lab validation, and AI training we enable a virtuous cycle that we believe will accelerate us toward fully in silico biologic drug discovery. Our unique Integrated Drug Creation approach has the potential to significantly shorten preclinical development timelines and expand therapeutic possibilities.
Our goal is to become the technology leader in biologic drug creation. Our business model is to use our platform for the rapid creation of biologic drug candidates by establishing partnerships with biopharmaceutical companies and developing our own drug discovery pipeline.
Our core competencies include:
•AI-powered antibody optimization: With multiparametric AI lead optimization, we work to simultaneously evaluate variants for improved target affinity, manufacturability, and other pharmacologic characteristics, bringing lead candidates to the clinic.
•Novel target identification: We reconstruct prevalent immune-response molecules such as antibodies from disease tissue and identify their corresponding antigens, offering new therapeutic targets, as well as the cognate binding partners, for further potential validation and optimization.
•De novo antibody design: Starting with an envisioned drug format and target antigen, we generate a library of relevant sequence variants to establish the target specificity, which are designed to create novel lead drug candidates with desirable attributes, including manufacturability and low immunogenicity.
•Antibody-drug conjugate (ADC) capabilities: With genetic engineering, we incorporate site-specific non-standard amino acids (nsAAs) with chemical handles that can be used for post-translational modifications including glycosylation, PEGylation, and ADC-payload conjugation, as well as novel branched proteins and chemical conjugates.
We believe the flexibility of our platform enables us to address specific challenges with existing targets or product candidates and open up opportunities to create new modalities and generate lead drug candidates that previously had not been possible. Our goal is to demonstrate the value of our fully integrated approach and expand our work with an increasing number of partners and programs. We believe we offer a compelling value proposition by:
•Shortening timelines from idea to drug candidate;
•Enabling the creation of new biologic modalities;
•Improving the production capability of biologics;
•Designing better drug candidates;
•Raising biologics production yields and lowering manufacturing costs; and
•Expanding potential life cycle management opportunities related to existing or legacy therapeutic franchises.
Our near-term vision is to enable the discovery of novel, targeted biologic drug candidates for our partners and for our internal drug discovery pipeline.
Strategy
We believe we represent a new breed of biotechnology company, integrating powerful artificial intelligence with new synthetic biology technologies to create biologics. We intend to use our Integrated Drug Creation platform to empower innovation by identifying new targets, creating new modalities, driving efficiencies, broadening pipelines, and shortening preclinical timelines.
Our strategy to accomplish this is as follows:
•Enable the discovery and development of biologics and new modalities through our proprietary platform. Our ability to design, construct and rapidly screen large populations of genetically distinct cells enables us to evaluate billions of unique protein variants and increase the probability of finding the most promising biologic drug candidate. We design and optimize new-to-

nature modalities with insights from our AI Engine (formerly referred to as our Denovium Engine). We also harness the power of nature, using synthetic biology approaches with our E. coli SoluPro strains to produce complex proteins and new modalities. Unlike other biologic drug discovery methods, we evaluate the variants of these desired proteins in the fully-constructed scaffold to enable creation of biologics while optimizing for target affinity as well as high-titer expression and scalable manufacturability from the beginning of the discovery process. We believe that our platform will empower us and our partners to bring new and better drugs to market.
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
•Drive rapid adoption by becoming a partner of choice for large pharmaceutical companies and biotechnology companies. We form partnerships with large pharmaceutical companies, biotechnology companies, and other organizations deploying our breakthrough technologies to enable biologic drug discovery for these partners and to continually expand the breadth and depth of our partnered programs. We believe our innovative approach and ability to create better biologics faster, along with the scalability of our platform, will enable us to build a diversified portfolio of potential milestone revenues and royalty streams from a variety of biologics across multiple indications.
•Advance the promise of in silico drug creation by leveraging proprietary data and AI. Our AI Engine learns with each new program we undertake. We are enhancing the predictive power of our AI Engine by training its deep learning models with our unique multi-dimensional data sets. With enough data and iterations, we aim to achieve in silico creation of novel drug candidates with desired pharmacologic attributes, in bespoke scaffolds, along with high titer production cell lines. With our target technology we are expanding the content of our training datasets to develop models that understand immune protein interactions and determinants of antibody-antigen specificity. Our AI Engine is the link that correlates business scale with speed and precision. The more partners we have, the more data we generate, the more our AI Engine learns. As our AI Engine gets smarter, we can create new and better biologic constructs for our partners faster.
•Continuously invest in our platform to push the boundaries of science and unlock the untapped power of biology. We intend to maintain our technological differentiation through investments in teams and technologies, and to continue bolstering our capabilities in areas such as bioinformatics, molecular sciences, biology and chemistry, computation, and protein engineering. We expect to grow and enhance our intellectual property portfolio to protect and secure the value of our innovations. Similar to our acquisitions of Denovium, Inc. (AI Engine) and Totient, Inc. (Target platform), we believe we will continue to evaluate strategic technology acquisitions that would be additive to expand and strengthen the capabilities of our platform and deepen our expertise in biologic drug discovery and cell line development.
Industry
Biologics
Biologics are generally made using living organisms to produce large, complex molecules that can target specific molecules or pathways involved in disease. This may allow for more precise and targeted therapies, which can lead to fewer side effects compared to traditional small molecule drugs. A number of biologics have been shown to be highly effective in treating chronic diseases such as cancer, autoimmune disorders, and rare diseases that were previously untreatable.

Biologic drug discovery has been revolutionized by the introduction of next-generation sequencing, bioinformatics and computational biology, which has led to the identification of new targets, improved understanding of disease mechanisms, and the development of new therapeutics.
Market
Over the last two decades, biologics have emerged as one of the fastest growing class of therapeutics. Evaluate Pharma World Preview 2021 forecasts that worldwide pharma R&D spend will grow at an annualized rate of 4.2% to $254 billion in 2026, and worldwide prescription sales will top $1 trillion by 2026, with the top 10 best-selling drugs mostly being biologics valued at $127 billion. Therapies based on biotechnology are estimated to account for 37% of total prescription and over-the-counter sales in 2026, up from 30% in 2020. In 2020, cumulative global sales of protein-based biologics reached approximately $254 billion, representing 33% of the sales of all drugs. In 2020, 72 protein-based biologics reached blockbuster status with annual worldwide sales higher than $1.0 billion.
We believe that the biopharmaceutical industry remains constrained in pursuing new biologic modalities because it lacks suitable and cost-effective approaches to efficiently create biologics. Existing solutions are largely limited to operating within the scope of what nature has already created. They are not adaptable to the full range of possible human-designed scaffolds or to the incorporation of non-standard amino acids (nsAAs) into the protein-of-interest. They do not effectively leverage AI to derive and apply non-obvious insights across the discovery and manufacturing process development value chain nor to explore potential drug sequences and structures that lie beyond nature’s boundaries.
Challenges
The process of developing a clinical stage-ready biologic drug candidate remains complex, inefficient, and failure-prone, and is typically accomplished through an assembly of isolated technologies. On average, preclinical drug development for biologics takes several years, ranging from 2 to 5 years or more, before the drug candidate is ready to move into clinical trials. A 2021 Nature’s Review cited that, from investigational new drug application (IND) to U.S. Food and Drug Administration (FDA) approval, it takes another 8.3 years (median time). A Journal of the American Medical Association publication cited that a 2020 study of 63 new therapeutic drugs and biologic agents approved by the FDA between 2009 and 2018, the estimated median capitalized research and development cost per product was $1.1 billion, counting expenditures on failed trials.
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
•Current approaches do not leverage AI to explore beyond opportunities within nature.
•Existing production organisms, or systems, can be inefficient and costly.
Accordingly, we believe the biopharmaceutical industry can benefit from a newly-designed approach that incorporates the best current technologies and AI to accomplish the goal of discovering and advancing promising new biologic drug candidates into clinical development as quickly as possible.
Our Integrated Drug Creation Platform
AI promises to revolutionize drug discovery, but advances in drug creation also depend on scalable wet lab technologies to produce and validate biological data at scale. Our Integrated Drug Creation platform combines the data to train, the AI to create, and the wet lab to validate millions of AI-generated designs a week. It can take us from AI-designed antibodies to wet lab-validated candidates in as little as six weeks.

Data to Train: Our SoluPro technology is a multiplex synthetic biology approach designed to overcome the limitations of today's highest-throughput automation labs. It constructs billions of genetically-distinct cells, each containing instructions to make one version of a protein of interest, as well as a different assortment of folding and expression solutions. Our ACE assay then evaluates and sorts hundreds of millions of designs to collect the best hits - versions of the protein-of-interest, based on target binding, protein quality, and expression titer. We use this high-quality, high-throughput data to train our AI models.
AI to Create: We design new therapeutic candidates using generative AI models similar to those used for creating text and images from natural language prompts. Working from massive biology datasets, we apply generative AI to design drug candidates that are optimized based on target affinity, tolerability, manufacturability, and other traits. Generative AI expands the solution space and enables us to create completely new antibody designs in the computer, unlocking new opportunities in in silico drug design.
Wet Lab to Validate: We support our generative AI designs with our wet lab's throughput functional validation capabilities, which are designed to prove our AI models in the lab. They can take us from AI-designed antibodies to wet lab-validated candidates in as little as six weeks. The quality and scale of wet lab data give us extensive training data, propelling our iterative design-build-test-learn cycle.
Applications of our Integrated Drug Creation Platform
The flexibility of our platform enables us to onboard a given program at multiple points in the biologic target identification, drug discovery, and cell line development process. Starting with a given target and a desired scaffold format for an eventual drug candidate, we may perform comprehensive de novo biologic drug discovery through to cell line development. We may enhance discovery opportunities by building new scaffolds and designing new molecules to incorporate nsAAs to facilitate post-purification chemical modifications. We may further expand program scope to start with target identification activities incorporating our target technology. We may also design and optimize a high-titer production cell line for a partner’s already-established lead drug candidate.
Discovery involves screening for lead drug hits directed to the desired target; the target may be provided by a partner or identified using our computational antibody and target discovery technology. Unlike other screening methods commonly used for biologic drug discovery, we are screening for hit variants in the complete scaffold, not a domain fragment to be subsequently reformatted. We also screen in production cell line variants. Our Discovery applications are scaffold-agnostic. Whether we are screening variants of an antibody, a T-cell engager, a multivalent Fc-fusion, or any other human- or AI-designed modality, our platform is adaptable to simultaneously optimize for functionality and manufacturability of lead candidates. The Discovery applications that we expect to address with our Integrated Drug Creation platform are the following:
•Novel target identification - From tissue samples that are of particular therapeutic interest, we identify prevalent immune-response molecules such as antibodies along with the corresponding antigens, offering new therapeutic targets as well as cognate binding partners for further validation. Whatever the desired biologic modality, we can design, construct, and select the appropriate sequence for lead drug development.
•Scaffold design and drug platform development - We are uniquely capable of assembling and producing new-to-nature biologic scaffolds. We may therefore empower our partners with the ability to execute on theoretical modalities, creative fusions, and multivalent molecular hybrids. Within the context of those assembled scaffolds we can evaluate variants to discover new drug candidates designed for optimal target affinity and other desired characteristics.
•De novo discovery - We may perform de novo discovery by starting with a desired scaffold format for the desired drug and creating a library of relevant sequence variants that will establish the target specificity (e.g., CDR regions of antibody).
•Bionic protein creation (nsAA incorporation) - We may engineer a signal into the gene encoding the drug candidate that directs incorporation of an nsAA into the growing protein chain in a site-specific manner. The nsAA provides a handle for chemical modifications including glycosylation, PEGylation, ADC-payload conjugation, and novel branched proteins and chemical conjugates.
•Human antibody discovery - From our catalog of human-derived antibody sequences we are building a collection of unique fully-human monoclonal antibodies with specificity for validated targets of interest. We may optimize monoclonal antibodies or biologics derived from these sequences as lead drug candidates in partnered programs.
•Lead optimization - We may start with drug discovery leads and introduce modifications into the sequences to evaluate variants for improved target affinity, manufacturability, and other pharmacologic characteristics that also may expand the potential life cycle management opportunities. Thus we can optimize leads that our partners may advance through preclinical development.

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
Adaptable to any modality

Our Integrated Drug Creation platform aims to provide the following potential benefits:
•Shortened timelines from idea to drug candidate: Our platform integrates biologic drug discovery and cell line development, collapsing time-consuming fragmented activities into one integrated process. We can bypass common failure points and avoid the need for molecular reformatting or subsequent cell line development because from the start we screen for hits in the desired scaffold format and in the cell line that will scale up for manufacturing. Our timelines relative to industry standards are depicted in the figure below.
•Creation of new biologic modalities: Utilizing our Integrated Drug Creation platform, we specialize in creating new biologic modalities, discovering new biologics in engineered scaffolds, and creating Bionic proteins that incorporate nsAAs.
•Efficient production of complex biologics: With our Integrated Drug Creation platform, we are not restricted to making proteins that look like proteins found in nature; our SoluPro strains are readily adaptable to making biologics in new scaffolds or incorporating nsAAs. Because of the scope and throughput of our assays, we can evaluate billions of potential strains to efficiently identify configurations of folding and expression solutions that confer protein production performance that is optimized.
•Design of better drug candidates based on AI predictions: We use deep learning artificial intelligence models trained on our proprietary datasets, as well as functional characteristics of millions of proteins represented in public databases, to design new drug candidates to have desired pharmacologic performance without constraining ourselves to what nature has already discovered. We harness evidence from each project to progressively train our deep learning AI Engine, which then outputs progressively more relevant and valuable predictions to direct our synthetic constructions. Our AI Engine models enable multi-parameter predictions and simultaneous optimization of attributes in parallel, making predictions that solve for desired attributes. Insights we achieve through the integration of deep learning will ultimately help identify new drug candidates with the best chances for clinical success.
Our Business Model
Our business model is to use our platform for rapid creation of biologic drug candidates by:
Establishing partnerships with stakeholders in the drug and technology development life cycle: We develop drug candidates for partners, including those who are responsible for preclinical and clinical testing of the biologic candidates generated by our platform. Our partnerships will provide us with the opportunity to participate in the future success of the biologic candidates generated utilizing our platform, through potential clinical, regulatory and commercial milestone payments as well as royalties on net sales of approved products. We aim to assemble economic interests in a diversified portfolio of partners’ biologics across multiple indications.
Developing our own drug discovery pipeline: We intend to develop drug candidates for our own drug discovery pipeline. With the potential to find both targets and lead candidates, we intend to develop promising lead candidates to up to the IND stage or later. We believe this will increase the value of our assets and serve as further validation of our platform as we continue to simultaneously establish partnerships with stakeholders in the drug and technology development life cycle. We may enter into clinical trials and/or manufacturing partnerships to advance a lead candidate.
We believe our business model is capital efficient as our partners fund our technology development work, and we do not significantly invest in clinical development or scaled manufacturing infrastructure.
Our Partnerships
We structure our partnerships as technology development agreements (each molecule we address is a “program”) with options for our partners to license intellectual property rights to the biological assets we create after completion of the technology development phase. For the technology development phase, partners may (i) provide a target for discovery of a new biologic and/or Bionic protein or novel scaffold, (ii) supply a specified lead drug candidate sequence for cell line development, or (iii) request a scope that falls somewhere in between (i) and (ii) with optimization of a lead candidate or set of candidates as the primary goal. For most future partnerships, we expect to negotiate and agree to downstream economic terms of any license to our intellectual property rights before initiating the technology development phase. We anticipate that these technology development and license agreements may provide us with rights to receive payments upon the achievement of various clinical, regulatory and commercial milestones for the applicable product candidates, as well as royalties on net sales at least during the marketing exclusivity period of candidates approved for commercialization.
Active Programs
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
As of December 31, 2022, we had drug candidates in 16 Active Programs across five current partners’ preclinical or clinical pipelines. We have negotiated license agreements, or expect to negotiate license agreements upon completion of certain technology development activities, with potential downstream milestone payments and royalties for all active programs.
Thirteen Active Programs comprise of Discovery applications, which include three through our agreement with Merck & Co., Inc., three through our agreement with EQRx, and seven with an undisclosed biotechnology company. Three Active Programs are focused on developing production cell lines for drug candidates that our partners are developing. Two of these cell line development Active Programs are preclinical and one is in Phase 3 (PhaseBio Pharmaceuticals’ drug candidate, bentracimab, assumed by SFJ Pharmaceuticals, Inc. in January 2023).
Exclusive of our 16 Active Programs with partners, we have utilized our platform to perform technology development activities related to 31 additional molecules. These programs were both internal research programs and technology development programs with third parties intended to demonstrate our platform’s capabilities as we address successively broader ranges of biologics and modalities. We have not transferred technology or granted licenses related to these programs.

The following table summarizes the biologic modalities for all of our current and historical programs, including our Active Programs

Biologic Modality	# of Programs
	Active Programs	All Programs
Bispecific mAb	1	1
Bispecific T-cell engager		3
Cytokine		2
Fab*	1	4
Multivalent Fc*-fusion		2
Plasma protein	1	1
mAb	1	6
Fc-fusion		2
scFv*-fusion		3
VHH*-fusion		2
Enzyme		4
Hormone		5
Not specified	12	12
Total	16	47
Absci Pipeline
In addition to our partnerships, we intend to selectively develop lead drug candidates for our own drug discovery pipeline. With the potential to find both targets and lead candidates, we intend to develop promising lead candidates up to the IND stage or later. We may out-license or transfer our drug candidates for clinical advancement by a partner for a greater share in the economics relative to the milestone and royalties we secure for our core platform technology development. We believe our pipeline will increase the value of our assets and serve as further validation of our platform.
*
Our Growth Strategy
Our goal is to establish our proprietary, end-to-end platform as the industry standard for biologic drug discovery. We are laying the groundwork for integration into our partners’ discovery organizations, with the goal to be the de facto starting point for new drug creation, while also initiating our own drug discovery pipeline. Our growth strategy is to:
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
•Increase the number of molecules on which we work with our existing partners. We believe that achieving technical success with an existing partner’s drug candidate is the best proof of concept, and we intend to leverage those successes to expand our existing partnerships to address additional molecules in our partners’ respective pipelines. Partners may have a unique scaffold upon which they build successive drug candidates, hence pursuing additional programs based on the same scaffold is a clear opportunity for expanding existing partnerships. Regardless of modality, we expect to generate additional business from existing partners as they experience firsthand the success and efficiency of our platform. Our alliance management team is focused on supporting our partnership success and growing the number of molecules on which we work with our existing partners.
•Expand the scope of our partnerships across the biologic drug discovery value chain. We intend to grow existing partnerships across all of our drug creation applications, which include novel target identification, lead optimization, de novo discovery, Bionic protein creation (nsAA incorporation), human antibody discovery, and the enablement of novel scaffold designs that could spawn new modalities. We look to expand the scope of partnerships to address additional classes of molecules, thereby presenting additional milestone and royalty opportunities.
•Create new biologic modalities and novel conjugates with Bionic proteins that incorporate nsAAs. We aim to use our platform to pursue a wide range of applications and to enable the creation of new biologic drug modalities and previously inaccessible conjugates. To achieve this, we introduce customized machinery into our Bionic SoluPro strain that empowers it to incorporate nsAAs at specified locations in proteins. We aim to create entirely new drug modalities and assemble previously inaccessible conjugates using straightforward chemistry in combination with the nsAA incorporation. We expect to apply this differentiated capability repeatedly across numerous programs to add substantial value to our partners’ discovery and development processes.
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
•Create our proprietary asset pipeline. We intend to selectively create our own lead drug candidates and advance them up to the IND stage or later. In some cases we may out-license or transfer drug candidates for clinical advancement by a partner, with the expectation of a greater share in the economics relative to the milestones and royalties we may secure for our core platform technology development licenses.
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
We do not believe there are any other commercially available solutions that enable high-throughput screening of biologic drug variants in the assembled scaffold in the production cell line. Moreover, we are not aware of technologies that allow for efficient discovery of full length protein based therapeutics. We are aware of potential competitors addressing certain steps in the target identification, biologic drug discovery, and cell line development processes or adjacent aspects of the broad process, including:
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
We are aware of other synthetic biology companies focused on developing various custom cell lines in a variety of model organisms for biomanufacturing of molecules relevant to other industries. These companies may in the future pursue biopharmaceutical applications of their platforms that could compete with our technologies.
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
For a discussion of the risks we face relating to competition, see “Risk Factors—Risks Related to Biologic Drug Development—The biopharmaceutical platform technology market is highly competitive, and if we cannot compete successfully with our competitors, we may be unable to increase or sustain our revenue, or sustain profitability.”
Human Capital
Our employees, who we refer to as “Unlimiters”, are essential in our ability to serve our partners and achieve our mission to create better biologics for patients, faster.
Our core values set the tone for how we work together:
•Believe in the impossible
•Proceed with passion and grit
•Foster collaboration and communication
•Expect integrity and excellence
•Enjoy the adventure
Building these values into our culture enables our people to translate ideas into impact as we strive to create a better, faster path to new medicines. Collectively and individually we are defying conventions and disrupting the biopharmaceutical industry with bold ideas and passionate pursuit of new possibilities.
As of December 31, 2022, we had 193 employees, many of whom have advanced post-graduate degrees. We believe that our Unlimiters are our most important asset.
To facilitate talent attraction and retention, we strive to make Absci an inclusive, safe, and healthy workplace with opportunities to grow and develop, supported by strong compensation, benefits, community, health and well-being programs.
Compensation and benefits: Our compensation philosophy is designed to establish and maintain a fair and flexible compensation program that attracts and rewards talented individuals who possess the skills necessary to support our mission, create long-term value for our stockholders and assist in the achievement of our strategic goals. We provide employees with competitive pay, a wide range of benefits, and an equity incentive program. The principal purposes of our equity incentive plans are to attract, retain, and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards while aligning the interests of our employees with our stockholders. All full-time employees receive an equity grant upon hire and are eligible for annual equity grants thereafter. Our employee benefits includes an employee stock purchase plan, generous healthcare benefits for employees and their families, unlimited vacation, parental leave, 401(k) matching, referral bonuses, access to mental health resources, wellness programs, and onsite services.
Training and development: We offer a number of educational resources and development opportunities with emphasis on internal mobility and fair and equitable talent practices. Employees take advantage of live courses, leadership programs, online training, team building events, seminars, conferences, lectures, university programs, peer-to-peer and leadership-guided training and other learning opportunities across the company. All employees are eligible for an annual monetary stipend for continuing education and career development training. Additionally, we have a paid internship program that offers university or graduate students real-world experience and the chance to work with our extraordinary people, while helping Absci identify and develop the next generation of Unlimiters.
Ethics and compliance: We have adopted and regularly review the Code of Business Conduct and Ethics to aid our directors, officers and employees in making ethical and legal decisions when conducting business and performing day-to-day duties. All directors, officers and employees are required to review and sign an acknowledgment regarding the Code of Business Conduct and Ethics. We have established a reporting hotline and web form that enables employees to anonymously report any suspected violations of the Code of Business Conduct and Ethics, and we have a strict non-retaliation policy for all claims brought forward in good faith.
Communication and employee engagement: We employ a variety of tools to facilitate open and direct communication including open forums with executives, employee surveys and engagement through employee-led groups and committees. Our campus is intentionally designed to create a space for collaboration and camaraderie. We hold company wide meetings monthly and regularly schedule time for our colleagues to connect. We appraise and refine our employee programs through our company pulse surveys. We conducted our first annual employee engagement survey in 2022 to assist us in appraising and refining our employee programs. Our annual employee engagement survey process utilizes a third-party survey tool, and we supplement this process with periodic pulse surveys to help us gauge ongoing progress and employee sentiment. The executive leadership team continues to identify key initiatives that tie directly back to employee feedback to further increase employee engagement.
Diversity, equity, inclusion and belonging (DEIB): Our vision is to deliver breakthrough therapeutics at the click of a button — for everyone. That vision isn’t possible unless we live in a diverse and equitable world, where everyone benefits from the potentially life-changing technology we’re creating. In addition to creating innovative change in the world, we are also working for change much closer to home. We are committed to building a team with a variety of backgrounds, skills and views. We encourage grassroots efforts by employees such as the formation of affinity groups like our Women’s Alliance Group and Rainbow Group. All employees complete annual DEIB training that includes details on how to report any violation of DEIB policies. We continue to evolve and advance our DEIB efforts. We believe the more inclusive we are, the better our work will be.
Health, safety, wellbeing: We are committed to promoting the health, safety, and wellbeing of our employees. Our Employee Safety Committee is comprised of cross-departmental members and meets regularly to review workplace safety and adherence to safety policies. We require annual workplace safety training to reinforce workplace safety procedures that may be useful in the event of emergency situations and to assist our employees in helping to prevent workplace accidents. We have numerous employees with current first aid, CPR, and AED certifications for emergency preparedness. We have been dedicated to prioritizing the health and safety of our employees and business partners during the COVID-19 pandemic. We continue to monitor federal, state and local laws and regulations to prevent the spread of COVID-19 at our workplace.
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
As of December 31, 2022, we own 61 issued or granted patents and 126 pending patent applications worldwide, which includes seven issued U.S. patents and 57 pending U.S. patent applications. We also have granted patents in the EU, Australia, Japan, Canada, China, Hong Kong, Israel, and Mexico. Our patents and patent applications, if issued, are expected to expire between August 2033 and December 2042, in each case without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.
Our patents and patent applications include the following:

Technology	Issued Patents	Pending Applications	Type of Protection
Cell Line & Expression Technology	7 U.S. 54 foreign	42 applications	Compositions, methods, kits
Proprietary Assays and Techniques		22 applications	Compositions, Methods
Antibody Discovery		51 applications	Compositions, methods, kits
Artificial Intelligence		9 applications	Systems, methods
The protection provided by a patent varies from country to country, and is dependent on the type of patent granted, the scope of the patent claims, and the legal remedies available in a given country. In addition, the term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest non-provisional filing date, subject to any disclaimers or extensions. The term of a patent in the United States can be adjusted due to any failure of the United States Patent and Trademark Office (USPTO) to meet certain statutory and regulation deadlines for issuing a patent. In addition, in the United States, the term of a U.S. patent that covers an FDA-approved drug may also be eligible for patent term extension, which, if granted, permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the original expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if we determine to develop our own product candidates and any such product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those products. While we may seek patent term extensions of our relevant issued patents in any jurisdiction where such extensions are available, there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions.
As of December 31, 2022, we owned registered trademarks for Absci, SoluPro and SoluPure in the United States, as well as eleven trademark registrations in other jurisdictions.
In addition to patent and trademark protection, we also utilize other forms of intellectual property protection, including copyright, internal know-how and trade secrets, when such other forms are better suited to protect a particular aspect of our intellectual property position. For example, our trade secrets encompass certain algorithms associated with our deep learning AI Engine, our computational antibody and target discovery technology, manufacturing protocols for our E. coli SoluPro strains, libraries of protein folding solutions and design of molecular libraries for drug discovery. We believe our proprietary rights are strengthened by our comprehensive approach to intellectual property protection. It is our policy to require our employees, consultants, advisors and other independent contractors to execute confidentiality and invention assignment agreements upon accepting employment, consulting or similar relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. We also take precautions through the use of security measures to prevent the release of our proprietary information to third parties.
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
Environmental, Social and Governance (ESG)
We are integrating ESG considerations into our business strategy as we continue to grow. To establish an oversight structure, in 2022, we amended the charter of the Nominating and Corporate Governance Committee of the Board (the “Committee”) to stipulate that the Committee would oversee and coordinate with the Board and its other committees the periodic review of corporate responsibility and ESG matters pertaining to the Company, which may include the evaluation of industry practices, investor views, reputational impact, legal standards, and overall risks and benefits of ESG initiatives, as well as public reporting on these matters.
Cybersecurity
Our cybersecurity program is aligned with standards established by the National Institute of Standards and Technology (NIST) and the Center for Internet Security (CIS). We conduct regular internal security audits, a comprehensive annual third-party cybersecurity audit, and we engage with third-party experts to perform industry standard penetration testing. We maintain cybersecurity insurance coverage to provide financial protection against certain cyber liability and data breach claims. For a discussion of the risks we face relating to cybersecurity, see “Risk Factors—General Risk Factors.” As of the date of this filing, we have not to our knowledge experienced any cyber security incidents or breaches.
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
We may selectively create our own biologic product candidates and advance such candidates up to the investigational drug application IND stage or later validation and cGMP manufacturing scale-up. Before testing any biologic product in humans, the product candidate must undergo rigorous preclinical testing. Preclinical studies include laboratory evaluations of drug chemistry, formulation and stability, as well as in vitro and animal studies to assess safety and in some cases to establish the rationale for therapeutic use. The conduct of preclinical studies is subject to applicable federal/national, supranational, state and local level regulations and requirements, including GLP, requirements for safety/toxicology studies. The results of the preclinical studies, together with manufacturing information and analytical data, must be submitted to the FDA as part of an IND or the appropriate regulatory authority in foreign countries as part of a clinical trial application (CTA). An IND is a request for authorization from the FDA to administer an investigational new drug to humans. In the United States, an IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.
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
For purposes of BLA approval, human clinical trials are typically conducted in three sequential phases that may overlap or be combined:
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
Healthcare Reform
Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (ACA) was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research. Furthermore in August 2022, President Biden signed the Inflation Reduction Act, which among other things: allows for the Centers for Medicare & Medicaid Services to impose price controls for certain single-source drugs and biotherapeutics reimbursed under Medicare Part B and Part D.
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
Item 1A. Risk Factors
Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in this Annual Report on Form 10-K. The risks described in this Annual Report and are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on the Company. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.
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
•We will need to raise additional capital to fund our operations and improve our platform. If we are unable to raise additional capital on terms acceptable to us or at all, we may not be able to execute on our business strategy or compete successfully, which would harm our business, operations, and financial condition;
•Our commercial success depends on the technological capabilities of our Integrated Drug Creation platform;

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
•The loss of any member of our senior leadership team or our inability to attract and retain highly skilled scientists, business development professionals, and other personnel could adversely affect our business;
•If we are unable to obtain and maintain sufficient intellectual property protection for our technologies, including our cell line and expression technologies, generative deep learning technology, proprietary assays and techniques and computational antibody and target discovery technology, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technologies or a platform similar or identical to ours, and our ability to successfully leverage our platform technologies may be impaired; and
•Our share price may be volatile, and our operating results may fluctuate significantly from time to time.

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
Our current business has a limited operating history. We began commercial operations in 2018. Before engaging in commercial operations, we focused primarily on technology development. Total revenue was $5.7 million for the year ended December 31, 2022 compared to $4.8 million for the year ended December 31, 2021. Our revenue was generated primarily from technology development activities. We are very early in the adoption phase of our business model, and, as of March 15, 2023, no partner has entered into a license for clinical or commercial use of any intellectual property rights related to biologic drug candidates or cell lines generated utilizing our platform. We may never achieve commercial success and we have limited historical financial data upon which we may base our projected revenue. We also have limited historical financial data upon which we may base our planned operating expense or upon which you may evaluate our business and prospects. Based on our limited experience in developing and marketing new technologies, we may not be able to effectively:
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
We have incurred significant losses since our inception. For the years ended December 31, 2022 and 2021, we incurred net losses of $104.9 million and $101.0 million, respectively. As of December 31, 2022, we had an accumulated deficit of $295.9 million. We expect that our operating expenses will continue to increase as we grow our business. Since our inception, we have financed our operations primarily from private placements of our preferred equity securities, convertible promissory notes, the sale of common stock in our initial public offering (IPO), the incurrence of other indebtedness and other financing activities, and to a lesser extent, revenue derived from our technology development activities leveraging our Integrated Drug Creation platform. We have devoted substantially all of our resources to the development of our Integrated Drug Creation platform and commercialization of resulting technology development capabilities. We will need to generate significant additional revenue to achieve and sustain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. We may never be able to generate sufficient revenue to achieve or sustain profitability and our recent and historical growth should not be considered indicative of our future performance.
We will need to raise additional capital to fund our operations and improve our platform. If we are unable to raise additional capital on terms acceptable to us or at all, we may not be able to compete successfully, which would harm our business, operations, and financial condition.
As of December 31, 2022, we had $164.4 million in cash and cash equivalents and short term investments. In July 2021, we consummated our IPO and issued 14,375,000 shares of common stock, including full exercise of the underwriters’ overallotment option, for net proceeds of $210.1 million, after deducting underwriting discounts and offering related expenses. We expect our current cash and cash equivalents and short term investments and anticipated cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months. If our available resources and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for the application of our Integrated Drug Creation platform to biologic drug discovery or cell line development, higher expenses than we anticipate related to our investments in our platform technology and the preclinical or later development of internal assets or the realization of other risks described in this "Risk Factors” section, we will be required to raise additional capital through issuances of equity or convertible debt securities, entrance into a credit facility or another form of third party funding, or seek other sources of financing. Such additional financing may not be available on terms acceptable to us or at all.
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
•expand the capabilities of our platform into additional areas of biopharmaceutical research and development, such as drug target discovery or translational medicine;
•acquire, license or invest in additional technologies or complementary businesses or assets;
•pursue opportunities to apply our protein creation technologies beyond the biopharmaceutical industry;
•advance internal assets through preclinical or later validation; and
•finance capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:
•our ability to achieve revenue growth;
•the cost of expanding our operations, including our business development efforts;
•our rate of progress in collaborating with partners to leverage our platform and business development activities associated therewith;
•our rate of progress in, and cost of, developing new technologies;
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
For the year ended December 31, 2022, substantially all of our revenue was generated by technology development fees through performing technology development activities addressing molecules in programs for our partners. To date, such fees have generally been payable upon both the inception of, and the demonstration of technical achievement of program milestones, under technology development agreements with our partners. Our business model is dependent on the successful completion of the technology development phase under these arrangements and, more importantly, on our subsequent entry into long-term license arrangements with our partners that entitle us to development, regulatory and commercial milestones and/or royalties with respect to product candidates generated through our platform, which may include product candidates discovered and/or manufactured in cell lines developed by us. We are still in the very early stages of implementing our business model and, to date, no partner has entered into a license for clinical or commercial use of any intellectual property rights related to biologic drug candidates or cell lines generated utilizing our platform. If we are unable to maintain partnerships covering Active Programs (including if any partnership covering an Active Program is terminated during or upon completion of the technology development phase) or we are otherwise unable to enter into license agreements for our Active Programs, we will not receive any downstream payments under these programs, which may have a material and adverse effect on our business prospects. Additionally, any such license agreements that we may enter into may not be on terms that are favorable to us and may not result in meaningful revenues to us, or at all, or such license agreements may be terminated.
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
Risks Related to Our Business Model and Partnerships
Our commercial success depends on the technological capabilities of our Integrated Drug Creation platform.
We utilize our Integrated Drug Creation platform to identify biopharmaceutical drug candidates and associated production cell lines for further development and potential commercialization by our partners. As a result, the quality and sophistication of our platform and technology are critical to our ability to conduct our technology development activities and to generate more promising molecules and cell lines and to shorten and lower the costs of discovery and cell line development for our existing and potential partners, as compared to other methods. In particular, our business depends, among other things, on:
•our ability to successfully identify appropriate molecules and production cell lines through our platform and provide them to our partners on the desired timeframes and for further development;
•our partners’ determination that the product candidates and/or production cell lines that we provide to them can ultimately be used to advance our partners’ clinical development programs;
•our partners' entering into license agreements with economic terms that are acceptable to us, which is based substantially on the value our partners believe can be recognized from the product candidates and/or production cell lines that we provide to them;
•our ability to execute on our strategy to enter into new partnerships with new or existing partners on technology development terms that are acceptable to us;
•our ability to use our generative AI models to create actionable biological insights;
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
•our platform’s ability to screen a high number of cells and drug candidates and leverage this data to train our generative AI models;
•whether competitors develop a platform that enables biologic drug discovery and cell line development more effectively than our platform;
•our ability to bioengineer our bespoke E. coli SoluPro and Bionic SoluPro strains to produce certain types of proteins;
•our ability to adapt our assays to screen effectively for certain types of drug modalities or targets;
•our ability to adapt our assays to de-orphan antibodies we discover using our target technology;
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
•our partners’ and the biopharmaceutical industry’s continued interest and investment in biologic drug development, and the continued market growth and clinical and regulatory success of this category collectively;
•the impact of our investments in innovation and commercial growth;
•negative publicity regarding our or our competitors’ technologies resulting from defects or errors;
•our ability to further validate and enhance our platform through research and technology development activities;
•our ability to leverage our platform technologies to create product candidates for internal development and advancement into clinical trials.
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
Our success is dependent on our ability to drive adoption of our platform by partners, developing technologies for our partners, and entering into license agreements with such partners. Further, our success depends upon our expansion of our existing partnerships, and entry into new partnerships, to include our Discovery applications, as well as continuing to drive adoption of our CLD applications. Substantially all of our revenue generated to date is from technology development arrangements for our CLD applications. To date, we have very limited experience and expertise in the biologic drug discovery using our platform and have achieved limited success in expanding our platform into biologic drug discovery. In order to realize the benefits of such an expanded scope of our Integrated Drug Creation platform, we need to further advance our technology and further market our expanded capabilities to existing and new partners.
Our future revenue growth and market potential will likely depend on our ability to leverage our Integrated Drug Creation platform, together with our custom libraries, data sets and other proprietary tools, into other areas of biopharmaceutical research and development, including biologics drug discovery. However, we may not be able to successfully validate that our Integrated Drug Creation platform will shorten the hit identification and lead optimization steps of biologic drug discovery or that our platform will enable us to discover promising biologic candidates for further development.
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

We do not expect to generate significant recurring revenue unless and until such time as we enter into further agreements that, in the aggregate, result in regular and continuous fees for our performance of technology development activities or agreements under which we would be eligible for future payments upon our partners’ achievement of development and regulatory milestones or commencement of commercial sales with respect to any drug candidates generated using our platform. We are unable to predict whether and the extent to which payments will be made to us under our arrangements and whether and the extent to which we will be able to enter into future arrangements under which we are eligible to generate additional revenues, or the timing of the achievement of any milestones under these agreements, if they are achieved at all. The timing and likelihood of payments to us under these agreements is dependent on our partners’ successful development and commercialization of the molecules discovered using our platform, which are typically outside of our control. Because of these factors, our operating results could vary materially from quarter to quarter.
Our future success is dependent on the eventual approval and commercialization of biologic drugs developed under our partnerships for which we have no control over the clinical development plan, regulatory strategy or commercialization efforts.
Our business model depends on the eventual progression of biologic drug candidates discovered or initially developed utilizing our Integrated Drug Creation platform into clinical trials and commercialization. This requires us to attract partners and enter into agreements with them that contain obligations for the partners to pay us milestone payments as well as royalties on sales of approved products for the biologic drug candidates that they develop and were generated utilizing our platform. Given the nature of our relationships with our partners and future partners, we do not control the progression, clinical development, regulatory strategy or eventual commercialization, if approved, of these product candidates. As a result, our future success and the potential to receive milestones and royalties are entirely dependent on our partners’ efforts, over which we have little control. If a partner determines not to proceed with the future development of a product candidate discovered or initially developed utilizing our Integrated Drug Creation platform, if it implements a clinical or regulatory strategy that ultimately does not enable the further development, approval or commercialization of the product candidate, or if we cannot find a partner to advance an asset that we develop using our platform, we will not receive the benefits of our partnerships, which may have a material and adverse effect on our operations.
In addition, biologic drug development is inherently uncertain and very few product candidates ultimately progress through clinical development and receive approval for commercialization. See the risk factor section below “Risks Related to Biologic Drug Development” for additional information related to the risks of biologic drug development. If our partners do not receive regulatory approval for a sufficient number of product candidates originating from our platform, we may not be able sustain our business model.
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
In the years ended December 31, 2022 and 2021, revenue from three partners accounted for 98% and two partners accounted for 73% of our technology development revenue, respectively. The revenue attributable to these partners may fluctuate in the future, which could have an adverse effect on our business, financial condition, results of operations and prospects. Our existing partners may cease to use our technologies depending on their own technological developments, availability of other competing technologies and internal decisions regarding allocation of time and resources to the discovery and development of biologic product candidates, over which we have no control. Our existing and future partners may have limited resources to initiate new programs, which could limit their adoption or scale of application of our technologies. In addition, existing partners may choose to produce some or all of their requirements internally by using or developing their own manufacturing capabilities or by using capabilities from acquisitions of assets or entities from third parties with such capabilities. While our business is not substantially dependent on technology development revenues from any individual partner, because we currently have a limited number of partnerships, a loss of one of our partners could adversely impact our revenue, results of operations, cash flows or reputation in any given period.
Our future success also depends on our ability to expand relationships with our existing partners and to establish relationships with new partners. We engage in discussions with other companies and institutions regarding potential technology development and license opportunities on an ongoing basis, which can be time consuming. There is no assurance that any of these discussions will result in a technology development and/or license agreement, or if an agreement is reached, that the resulting relationship will be successful, or that the terms of such agreement will be favorable to us. We target partnerships with biotechnology and pharmaceutical companies. Macro-economic market conditions have had, and may continue to have a significant effect on the formation, funding and research and development budgets of these types of entities and could have a significant effect on the number of viable companies with whom we may partner or the programs viable partners may elect to pursue. Our partners may also determine their research and development budgets based on other factors, including conservation of cash resources, changes in business priorities, the need to develop new products, technological expertise, continued availability of governmental and other funding, competition, and intellectual property landscape. If research and development budgets of viable partners are reduced or the number of viable partners decline, the impact could adversely affect our business, financial condition, results of operations and prospects.
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
Additionally, we recognize revenue either as we perform our technology development, upon completion of performing our technology development or upon achieving certain licensing, clinical, regulatory, and commercialization milestones. As a result, much of our revenue is generated from agreements entered into during previous periods. Consequently, a decline in demand for our platform, a decline in new or renewed business in any one quarter or any delays in the achievement, or any failure to achieve, development, regulatory and commercial milestones by our partners with respect to product candidates generated using our platform, may not significantly reduce our revenue for that quarter but could negatively affect our revenue in future quarters. Our revenue recognition model also makes it difficult for us to rapidly increase our revenue through increased operations in any period, as revenue from partners is recognized over the course of their drug development and commercialization efforts.

We expect to make significant investments in our continued research and development of new technology development and platform expansion, which may not be successful.
We are seeking to leverage our Integrated Drug Creation platform as a consolidated technology for simultaneous biologic drug discovery and cell line development. We are seeking to expand our platform and the scope of our capabilities, which may or may not be successful. This includes, but is not limited to, drug discovery, incorporation of nsAAs, and application of artificial intelligence across our Integrated Drug Creation platform. We expect to incur significant expenses to advance these research and development efforts or to invest in, or acquire complementary technologies, but these efforts may not be successful. For instance, we have limited experience with the discovery of novel biologic drug candidates and incorporation of nsAAs. Additional development will be required for the routine and robust use of these technologies in partnered programs. Through the course of additional technology development, significant unanticipated challenges may arise that adversely affect our future partnership prospects. To expand the scope of our platform, we acquired Denovium, an AI company leveraging deep learning for protein discovery and engineering, in January 2021, and Totient, a computational antibody and target discovery platform company, in June 2021. We continue to integrate generative AI deep learning technology and computational antibody and target discovery technology into our Integrated Drug Creation platform to shorten drug discovery and cell line development timelines. Our long-term goals for this technology, such as constructing deep learning models capable of in silico target identification and drug and cell line design, will require significant investment and long development times and may ultimately never materialize.
Additionally, we may also make significant investments in pursuing technology development in industries other than the biopharmaceutical industry, and such pursuits may not be successful. We have no prior experience in using our technology platform in industries outside of the biopharmaceutical industry, and the economic structure of any future transactions in other industries may be less favorable to us than transactions in the biopharmaceutical industry.
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
We may make significant investments in proprietary drug candidates we seek to discover, and any discovery and subsequent development efforts for such drug candidates may not be successful. Such investments may be costly, and, given the uncertain nature of biologic drug discovery and development, our efforts in this field may not be successful. The development of internal assets through preclinical or later validation requires financial and human resource investments in R&D. We have not internally developed any drug candidates to date, and we may fail to identify viable drug candidates. Similarly, a key element of our business plan is to continue to expand our Integrated Drug Creation platform through an increase in partnered programs.
Our business prospects and business development efforts could be limited if we are unable to validate aspects of our platform to discover drug candidates for our own internal development. Our efforts to develop an internal asset may also limit the resources available for other programs and may be less successful than if we allocated those resources to a partnered program. The development of any drug candidate we pursue may also ultimately prove to be unsuccessful or less successful than another potential drug candidate that we might have chosen to pursue on a more aggressive basis or at all.
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
From time to time, we may make public statements regarding the expected timing of certain milestones and key events, as well as regarding developments and milestones under our partnerships, to the extent that our partners have publicly disclosed such information or permit us to make such disclosures. Certain of our partners may in the future make statements about their goals and expectations for partnerships with us. The actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our or our current and future partners’ drug discovery and development programs, the amount of time, effort, and resources committed by us and our current and future partners, and the numerous uncertainties inherent in the development of drugs. Additionally, to date, none of our partners has successfully completed a regulatory submission, such as an IND application or BLA, for a drug candidate generated using our platform. There can be no assurance that our partners’ current and future programs will advance or be completed in the time frames we or they expect. If our partners fail to achieve one or more of these milestones or other key events as planned, our business could be materially adversely affected and we may never receive the anticipated revenues from these partnerships.
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
In addition, even if these drug candidates receive regulatory approval in the United States, our partners may never obtain approval or commercialize such drugs outside of the United States, which would limit their full market potential and therefore our ability to realize their potential downstream value. Furthermore, approved drugs may not achieve broad market acceptance among physicians, patients, the medical community and third-party payors, in which case revenue generated from their sales would be limited. Likewise, our partners have to make decisions about which clinical stage and preclinical drug candidates to develop and advance, and our partners may not have the resources to invest in all of the drug candidates generated using our platform, or clinical data and other development considerations may not support the advancement of one or more drug candidates. Decision-making about which drug candidates to prioritize involves inherent uncertainty, and our partners’ development program decision-making and resource prioritization decisions, which are outside of our control, may adversely affect the potential value of those partnerships. Additionally, subject to its contractual obligations to us, if one more of our partners is involved in a business combination, the partner might de-emphasize or terminate the development or commercialization of any drug candidate generated using our platform. If one of our strategic partners terminates its agreement with us, we may find it more difficult to attract new partners.

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
In addition, we intend to advance proprietary drug candidates through preclinical or later validation, and may seek to license or co-develop such proprietary drug candidates with a partner for clinical development. In such case, we would also be dependent on our ability to enter into partnerships with respect to the drug candidate with license or joint development terms that are acceptable to us in a timely manner. We may also in the future invest in advancing proprietary drug candidates through some or all clinical-stage development activities and regulatory filings for approval to commercialize such proprietary drug candidates. If we were to do this, we would be subject to all of the risks of biologic drug development described in this ”Risk Factors” section, and our failure to effectively develop or commercialize such proprietary drug candidates could have a material adverse effect on our business, financial condition, results of operations and prospects, and cause the market price of our common stock to decline.
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
In addition, we are aware of other synthetic biology companies focused on developing various custom cell lines in a variety of model organisms for biomanufacturing of molecules relevant to other industries. These companies may in the future pursue biopharmaceutical applications of their platforms that could compete with our technologies.
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
Our competitors and potential competitors may enjoy a number of competitive advantages over us. For example, these may include:
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
Furthermore in August 2022, President Biden signed the Inflation Reduction Act, which among other things: allows for the Centers for Medicare & Medicaid Services to impose price controls for certain single-source drugs and biotherapeutics reimbursed under Medicare Part B and Part D. Over time, the Inflation Reduction Act could reduce the revenues we are able to collect from sales of products developed using our platform; however, the degree of impact that the Inflation Reduction Act will ultimately have upon our business remains unclear.
Our business could become subject to government regulation, and the regulatory approval and maintenance process may be expensive, time-consuming and uncertain both in timing and in outcome.
Our operations are currently not subject to direct regulation by the FDA or other regulatory bodies. However particularly if we determine to advance internally-developed product candidates generated from our Integrated Drug Creation platform into clinical development, our business could in the future become subject to more direct oversight by the FDA, or other domestic or international agencies. In addition, we may become subject to evolving and variable regulations governing the production of genetically engineered organisms. Furthermore, while we have no active plans to operate a manufacturing facility designed to comply with cGMPs, future market pressures or the lack of available capacity at cGMP manufacturing facilities may necessitate our entry into this market. Complying with such regulations may be expensive, time-consuming and uncertain, and our failure to obtain or comply with such approvals and clearances could have an adverse effect on our business, financial condition and operating results.
Risks Related to Our Operations
We rely on a limited number of suppliers for laboratory equipment and materials and may not be able to find replacements or transition to alternative suppliers on a timely basis, or at all.
We rely on a limited number of suppliers to provide certain consumables and equipment that we use in our laboratory operations, as well as reagents and other laboratory materials involved in the development of our technology. Fluctuations in the availability and price of laboratory materials and equipment could have an adverse effect on our ability to meet our technology development goals with our partners and thus our results from operations as well as future partnership opportunities. An interruption in our laboratory operations or technology transfer activities could occur if we encounter delays, quality issues or other difficulties in securing these consumables, equipment, reagents or other materials, and if we cannot then obtain an acceptable substitute. In addition, we would likely be required to incur significant costs and devote significant efforts to find new suppliers, acquire and qualify new equipment, validate new reagents and revalidate aspects of our existing assays, which may cause delays in our processing of samples or development and commercialization of our technology. Any such interruption could significantly affect our business, financial condition, results of operations and reputation.
In particular, we have purchased and rely on a bioreactor system and related equipment, consumables and liquid handling robotics, and associated consumables. We obtain our supplies of equipment and materials under purchase orders and do not have supply contracts in place with certain suppliers. Any disruption in the supply chain for these products could materially affect our business. While there are alternative types of equipment that we could use as a replacement, switching to different systems could require significant capital investment, long lead times and significant training and validation.
Our Integrated Drug Creation platform may not meet the expectations of our partners, which means our business, financial condition, results of operations and prospects could suffer.
Our success depends on, among other things, the market’s confidence that our platform is capable of substantially shortening the amount of time necessary to perform certain activities as compared to the use of legacy and other alternative technologies, and will enable more efficient or improved pharmaceutical and biotechnology product development and/or biomanufacturing. There is no assurance that we will be able to meet our partners’ needs in the future, or at all. To date, we have not yet had a program licensing technology from our platform advance into clinical testing or progress to manufacture in a cGMP environment, which may reduce our existing and prospective partners' confidence in our platform. We also believe that pharmaceutical and biotechnology companies are likely to be particularly sensitive to defects in, or suboptimal performance of, our platform, including if our platform fails to deliver meaningful reduction of certain research timelines accompanied by results at least as good as the results generated using legacy or other alternative technologies. There can be no guarantee that our platform will meet the expectations of pharmaceutical and biotechnology companies.
We will need to develop and expand our workforce, commercial infrastructure and laboratory operations to support anticipated growth in demand for our technology development programs, and we may encounter difficulties in managing this development and expansion.
We will need to expand our workforce, commercial infrastructure and laboratory operations to support anticipated growth in demand for our technology development programs. If we are unable to support fluctuations in the demand for our technology development programs, including ensuring that we have adequate capacity to meet increased demand, our business could suffer. As of December 31, 2022, we had 193 full-time employees and we expect to increase the number of employees and the scope of our operations as we continue to develop our technologies and expand our number of programs. As we seek to increase the number of our partnerships, expand the scope of our existing partnerships, pursue internal programs and further develop our technological capabilities, we may need to incorporate new equipment, implement new technology systems and laboratory processes and hire new personnel with different qualifications. Failure to manage this growth or transition could result in turnaround time delays, higher technology development costs, declining technology development quality, deteriorating alliance management success, and slower responses to competitive challenges. A failure in any one of these areas could make it difficult for us to meet market expectations for our technologies, and could damage our reputation and the prospects for our business.
To manage future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management team may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing growth activities. Due to our limited resources and early stage of growth, we may not be able to effectively manage this simultaneous execution and the expansion of our operations. This may result in weaknesses in our infrastructure, operational mistakes, slower development of our technology development programs, loss of business opportunities, loss of employees and reduced productivity among our employees.
If our management is unable to effectively manage our expected development and growth, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance, and our ability to develop and commercialize our technologies and compete effectively, will depend, in part, on our ability to effectively manage our future development and growth.
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
In August 2022, we announced a corporate reorganization plan to streamline our scientific and technical teams and prioritize key technical initiatives including AI drug and target discovery. We may not fully realize the anticipated benefits, savings and improvements in our cost structure from our reorganization efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize anticipated cost savings from the reorganization, our operating results and financial condition may be adversely affected. Furthermore, our corporate reorganization plan may be disruptive to our operations. For example, our workforce reductions could lead to unanticipated consequences, such as turnover beyond planned reductions, increased difficulties in our day-to-day operations or claims of unlawful discharge. Our workforce reductions may also harm our ability to attract and retain qualified personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully executing key technical initiatives.
The loss of any member of our senior leadership team or our inability to attract and retain highly skilled scientists and business development professionals could adversely affect our business.
Our success depends on the skills, experience and performance of key members of our senior leadership team, including Sean McClain, our founder and Chief Executive Officer, and Andreas Busch, Ph.D., our Chief Innovation Officer. The individual and collective efforts of these employees will be important as we continue to develop our platform and our technology, and as we expand our commercial activities. The loss or incapacity of existing members of our executive management team could adversely affect our operations if we experience difficulties in hiring qualified successors. While our executive officers are party to employment contracts with us, their employment with us is at-will, which means that either we or the executive may terminate their employment at any time, and we therefore cannot guarantee their retention for any period of time.
Our technology development programs and laboratory operations depend on our ability to attract and retain highly skilled personnel. We may not be able to attract or retain qualified personnel due to the intense competition for highly skilled scientists, including those focused on AI-powered biologic drug discovery and cell line development, as well as qualified business development and sales professionals, among life sciences companies. Competition for personnel with expertise in AI-powered drug discovery is particularly intense. Additionally, our headquarters located in Vancouver, Washington, which does not have as high a concentration of innovative biotechnology or AI companies as other geographic locations, may negatively impact our ability to attract and retain top talent.
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
We may not realize the expected benefits of our acquisitions because of difficulties related to integration.
In January 2021, we consummated the Denovium acquisition, and, in June 2021, we consummated the Totient acquisition. We expect that the integration processes for such acquisitions will require significant time and resources, and we may not be able to manage such processes successfully. If we are not able to successfully integrate Denovium’s or Totient’s businesses with ours, the anticipated benefits of such acquisitions may not be realized fully or may take longer than expected to be realized. For instance, in connection with the

Denovium acquisition, we acquired a team of computational biologists and artificial intelligence experts along with a proprietary deep learning platform geared for protein discovery and engineering. There is no guarantee that the assets acquired in the Denovium transaction will continue to benefit our projects or that we will be able to achieve our ultimate goal of in silico biologic drug discovery and cell line design. Further, it is possible that we will experience disruption of our ongoing business. We may also incur higher than expected costs as a result of the acquisitions or experience an overall post-completion process that takes longer than originally anticipated. In addition, at times the attention of certain members of our management and resources may be focused on integration of the acquired businesses and diverted from day-to-day business operations, which may disrupt our ongoing business and the business of the combined company. We have incurred significant, non-recurring costs in connection with the acquisitions of Denovium and Totient and integrating our operations with Denovium’s and Totient’s, including costs to maintain employee morale and to retain key employees. Management cannot ensure that the elimination of duplicative costs or the realization of other efficiencies will offset the transaction and integration costs in the near term or at all. Furthermore, uncertainty about the effect of the Denovium acquisition or the Totient acquisition on our business, employees, partners, and third parties with whom we have relationships may have an adverse effect on our business, financial condition, results of operations and prospects.
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
We have made technology acquisitions and expect to pursue acquisitions of businesses and assets in the future. We also may pursue strategic alliances, joint ventures or other commercial deal structures that leverage our technologies and industry experience to expand our offerings. Additionally, we may invest in certain wholly-owned preclinical and/or clinical development programs with the goal of licensing them to partners for clinical development. Although we have acquired other businesses or assets in the past, including our acquisitions of Denovium in January 2021 and Totient in June 2021, we may not be able to find suitable partners or acquisition or asset purchase candidates in the future, and we may not be able to complete such transactions on favorable terms, if at all. The competition for partners or acquisition candidates may be intense, and the negotiation process will be time-consuming and complex. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, these acquisitions may not strengthen our competitive position, the transactions may be viewed negatively by partners or investors, we may be unable to retain key employees of any acquired business, relationships with key suppliers, manufacturers or partners of any acquired business may be impaired due to changes in management and ownership, and we could assume unknown or contingent liabilities. Any future acquisitions also could result in the incurrence of debt, contingent liabilities or future write-offs of intangible assets or goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. For example, in connection with our acquisition of Totient, Totient’s Class A common stockholders and noteholders are eligible to receive up to an additional $15 million in cash upon the achievement of certain milestones. We cannot guarantee that we will be able to fully recover the costs of any acquisition. Integration of an acquired company also may disrupt ongoing operations and require management resources that we would otherwise focus on developing our existing business. We may not realize the anticipated benefits of any acquisition, technology license, strategic alliance, joint venture, or other commercial deal structure. We also may experience losses related to investments in other companies, which could have a material adverse effect on our business, financial condition, results of operations and prospects. Acquisitions may also expose us to a variety of international and business related risks, including intellectual property, regulatory laws, local laws, tax and accounting.
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
Our equipment financing agreements may contain covenants that restrict our operating activities, and we may be required to repay the outstanding indebtedness in an event of default, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
We have entered into a Master Financing Agreement (MFA) pursuant to which the lender agreed to provide us equipment financing. Until we have repaid such indebtedness, the MFA subjects us to various customary covenants, including requirements as to financial reporting, liquidity ratios and maintaining insurance. Our business may be adversely affected by these restrictions on our ability to operate our business.
We may be required to repay the outstanding indebtedness under the MFA if an event of default occurs under the MFA. An event of default will occur if, among other things, we fail to make required payments under the MFA; we breach any of our covenants under the MFA, subject to specified cure periods with respect to certain breaches; the lender determines that a material adverse change (as defined in the MFA) has occurred; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit the third party to accelerate the maturity of such indebtedness or that could have a material adverse change on us. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In such a case, we may be required to delay, limit, reduce or terminate our operations or grant to other parties the rights to develop and market our Integrated Drug Creation platform that we would otherwise prefer to develop and market ourselves. The lender could also exercise its rights as secured lender to take possession of and to dispose of the collateral securing the MFA, which collateral includes substantially all of our property. Our business, financial condition, results of operations and prospects could be materially adversely affected as a result of any of these events.
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
We currently operate primarily through a single facility located in Vancouver, Washington. Our facility and equipment could be harmed or rendered inoperable or inaccessible by natural or man-made disasters or other circumstances beyond our control, including fire, earthquake, power loss, communications failure, war or terrorism, or another catastrophic event, such as a pandemic or similar outbreak or public health crisis, which may render it difficult or impossible for us to support our partners and develop updates, upgrades and other improvements to our technology and platform, advanced automation systems, and advanced application for some period of time. We may be unable to execute on our technology development activities if our facility is inoperable or suffers a loss of utilization for even a short period of time, which may result in the loss of partners or harm to our reputation, and we may be unable to regain those partners or repair our reputation in the future. Furthermore, our facility and the equipment we use to perform our technology development work could be unavailable or costly and time-consuming to repair or replace. It would be difficult, time-consuming and expensive to rebuild our facility, to locate and qualify a new facility or license or transfer our proprietary technology to a third party. Even in the event we are able to find a third party to assist in technology development efforts, we may be unable to negotiate commercially reasonable terms to engage with the third party.
We depend on our information technology systems, and any failure of these systems could harm our business.
We depend on information technology and telecommunications systems for significant elements of our business operations, including the operation of our AI Engine, our antibody discovery software platform, our computational biology system, our knowledge management system, our partner reporting, our platform, our advanced automation systems, and advanced application software. These systems involve computational resources and data storage distributed between onsite servers, cloud platforms hosted by third-party providers, and a private graphics processing unit cluster owned by us but located and maintained at a facility in Texas. We have installed, and expect to expand, a number of enterprise software systems that affect a broad range of business processes and functional areas, including for example, systems handling human resources, procurement, financial controls and reporting, contract management, regulatory compliance and other infrastructure operations. These implementations were expensive and required a significant effort in terms of both time and effort. In addition to the aforementioned business systems, we intend to extend the capabilities of both our preventative and detective security controls by augmenting the monitoring and alerting functions, the network design and the automatic countermeasure operations of our technical systems. These information technology and telecommunications systems support a variety of functions, including manufacturing operations, laboratory operations, data analysis, quality control, partner service and support, billing, research and development activities, scientific and general administrative activities. A significant risk in implementing these systems includes the integration and communication between separate IT systems, and any failure to integrate these systems effectively could adversely affect various aspects of our operations.
International expansion of our business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.
Because we currently market our technologies and our partners may market products derived from our technologies outside of the United States and we or our partners may market future technologies, products and services outside of the United States, if cleared, authorized or approved, our business is subject to risks associated with doing business outside of the United States, including an increase in our expenses and diversion of our management’s attention from the development of future products and services. In addition, we currently maintain offices and have employees located in Zug, Switzerland and Belgrade, Serbia. Our current and planned international operations could expose us to additional risks that may adversely affect our business and financial results, including:
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
•natural disasters, political and economic instability, including wars, terrorism and political unrest (particularly in light of potential escalating conflicts between Russia and Ukraine), outbreak of disease, boycotts, curtailment of trade, including as a result of tariffs, export controls and sanctions implemented by or against the United States in relation to other countries or jurisdictions, and other business restrictions;
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
The COVID-19 pandemic has led to the implementation of various responses, including government imposed shelter-in-place orders, quarantines, travel restrictions, vaccination and mask mandates and other public health safety measures, as well as reported adverse impacts on healthcare resources, facilities and providers across the United States and in other countries. In the event that government authorities were to impose additional restrictions due to COVID-19 or other public health crises, our employees conducting technology development or manufacturing activities may not be able to access our laboratory and manufacturing space, and our core activities may be significantly limited or curtailed, possibly for an extended period of time.
Our business may continue to experience delays in technology development activities due to supply chain interruptions, as well as diversion of biotechnology research and biomanufacturing supplies to healthcare organizations and vaccine developers. As a result of the COVID-19 pandemic, or similar pandemics and outbreaks, we have experienced and may continue to experience severe delays and disruptions, including, for example:
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
Any of these factors could severely impact our technology development activities, business operations and business development, or delay necessary interactions with local regulators, and other important contractors and partners. These and other factors may adversely impact our ability to conduct our business generally and have a material adverse impact on our operations and financial condition and results.
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
Risks Related to Our Intellectual Property
If we are unable to obtain and maintain sufficient intellectual property protection for our technologies, including our cell line and expression technologies, generative deep learning technology, proprietary assays and techniques, and antibody and target discovery technology, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technologies similar or identical to ours, and our ability to successfully leverage our technologies may be impaired.
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

We own issued, or granted, patents and pending patent applications worldwide. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products or services, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our current or future patented technologies. As a result, our owned and licensed patents and patent applications comprising our patent portfolio may not provide us with sufficient rights to exclude others from commercializing technology and products similar to any of our technology.
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
As another example, a European Unified Patent Court (UPC) is scheduled to come into force during 2023. The UPC will be a common patent court to hear patent infringement and revocation proceedings effective for member states of the European Union. This could enable third parties to seek revocation of any of our European patents in a single proceeding at the UPC rather than through multiple proceedings in each of the jurisdictions in which the European patent is validated. Any such revocation and loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Moreover, the controlling laws and regulations of the UPC will develop over time, and may adversely affect our ability to enforce our European patents or defend the validity thereof. We may decide to opt out our European patents and patent applications from the UPC. If certain formalities and requirements are not met, however, our European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that our European patents and patent applications will avoid falling under the jurisdiction of the UPC, if we decide to opt out of the UPC.
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
Assuming that other requirements for patentability are met, prior to March 16, 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. On or after March 16, 2013, under the Leahy-Smith America Invents Act (America Invents Act) enacted in September 16, 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO on or after March 16, 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant of the time from invention to filing of a patent application. Because patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our technology or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.
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
We or any future licensors may be subject to claims that former employees, partners or other third parties have an interest in our owned or any future in-licensed patents, trade secrets or other intellectual property as an inventor or co-inventor. Litigation may be necessary to defend against these and other claims challenging inventorship of our or such licensors’ ownership of our owned or any future in-licensed patents, trade secrets or other intellectual property. If we or our future licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our systems. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees, and certain partners may defer engaging with us until the particular dispute is resolved. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
•the impact of public health crises, including the COVID-19 pandemic, on our business;
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
We in the past have had, and in the future may have, a material weakness in our internal control over our financial reporting process. If we are unable to remediate an identified material weakness, we may not be able to accurately or timely report our financial condition or results of operations.
Prior to our IPO, we were a private company with limited accounting personnel to adequately execute our accounting processes and other supervisory resources with which to address our internal control over financial reporting. While we and our independent registered public accounting firm did not and were not required to perform an audit of our internal control over financial reporting, in connection with the audits of our 2019 and 2020 consolidated financial statements, we and our independent registered public accounting firm identified control deficiencies in the design and operation of our internal control over financial reporting that constituted a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2022, this material weakness has been remediated, see “Part II — Item 9A-Remediation of Material Weakness” in this Annual Report on Form 10-K. Although we were able to remediate this material weakness, there is no guarantee that we will not experience additional material weaknesses in the future or that we will be able to remediate any such material weakness in a timely manner or at all.
If we identify future material weaknesses in our internal control over financial reporting, we may be unable to accurately report our financial results or report them within the timeframes required by law or stock exchange regulations. Failure to comply with Section 404 of the Sarbanes-Oxley Act could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. If additional material weaknesses exist or are discovered in the future, and we are unable to remediate any such material weakness, our reputation, results of operations and financial condition could suffer.
We are obligated to develop and maintain proper and effective internal control over financial reporting. These internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.
We are required, pursuant to Section 404 of the Sarbanes–Oxley Act, to furnish a report by management on the effectiveness of our internal control over financial reporting on an annual basis. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. Any failure to remediate new significant deficiencies or material weaknesses identified by us or to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. If we identify one or more material weaknesses in the future, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which may harm the market price of our common stock, and we may be subject to investigation or sanctions by the SEC.
We continue to identify key business metrics to evaluate our business and technology, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions, and any such metrics may not accurately reflect all aspects of our business needed to make such evaluations and decisions, in particular as our business continues to grow.
In addition to our financial results, we expect to review a number of operating and financial metrics, including number of programs under contract, the trend of potential downstream revenue terms (milestone payments and royalties) of the portfolio, the performance of the portfolio in probability of success in achieving clinical milestones as compared to historical averages and the performance of the portfolio in the time taken to achieve clinical milestones on a Net Present Value (NPV) basis, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. To date, we have only entered into a limited number of programs with respect to which we have or are positioned to negotiate royalty- and milestone-bearing licenses. Accordingly, we do not presently have sufficient information to make accurate predictions regarding our potential revenue and future financial performance.
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
We expect that significant additional capital will be needed in the future to continue our planned operations, including expanded technology development activities and costs associated with operating as a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences, and privileges senior to the holders of our common stock.
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
As of January 1, 2023 the aggregate number of shares of our common stock that may be issued pursuant to share awards under the 2021 Plan and 2021 ESPP is 15,322,711 shares. The number of shares of common stock reserved for issuance under the 2021 Plan and 2021 ESPP are automatically increased on each January 1 by 5% and 1%, respectively, of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future issuance each year, our stockholders will experience additional dilution, which could cause our share price to fall.
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
As of March 15, 2023, our executive officers, directors, and 5% stockholders beneficially owned greater than 50% of our common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
Future sales of our common stock in the public market could cause our share price to fall.
Sales of a substantial number of shares of our common stock in the public market, including any time following the expiration of legal restrictions on resale or the perception in the market that the holders of a large number of shares of our common stock intend to sell shares, could reduce the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We have filed a registration statement on Form S-3 with respect to potential future sales of our securities. We have also filed a registration statement on Form S-8 to register our common stock that is issuable pursuant to our equity incentive plans. Shares registered under the registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options. Additionally, certain holders of our common stock are entitled to rights with respect to registration of such shares under the Securities Act pursuant to a registration rights agreement between such holders and us. If such holders, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock.
An active trading market for our common stock may not be maintained.
Our common stock began trading on the Nasdaq Global Select Market in July 2021, and we can provide no assurance that we will be able to maintain an active trading market on the Nasdaq Global Select Market or any other exchange in the future. If an active trading market for our common stock is not maintained, or if we fail to satisfy the continued listing standards of the Nasdaq Global Select Market for any reason and our common stock is delisted, it may be difficult for our stockholders to sell shares without depressing the market price for the shares or at all. An inactive market may also impair our ability to raise additional capital by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.
Provisions in our corporate charter documents and under Delaware law could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management.
Provisions in our amended and restated certificate of incorporation (the “Restated Certificate”) and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. Among others, these provisions include that:
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
•stockholders must include management’s nominees on its proxy card in contested director elections, which may decrease the likelihood that a potential acquiror can replace a majority of the Board; and

•our board of directors is authorized to issue shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror.
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
Changes in tax law may adversely affect us or our investors.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. For example, under Section 174 of the Code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development in the U.S. are now capitalized and amortized, which may have an adverse effect on our future cash flows. In recent years, many such changes have been made, and changes are likely to continue to occur in the future. It cannot be predicted whether, when, in what form or with what effective dates tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law.
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
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Although a statement by the U.S. Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Although we are not a borrower or party to any such instruments with SVB or any other financial institution currently in receivership, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.
Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.
Any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our partners or vendors, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a partner may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy, or a vendor may determine that it will no longer deal with us as a customer. In addition, a partner or vendor could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on us, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any partner or vendor bankruptcy or insolvency, or the failure of any partner to make payments when due, or any breach or default by a partner or vendor, or the loss of any significant vendor relationships, could result in material losses to us and may have a material adverse impact on our business.
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
In the ordinary course of our business, we generate and store sensitive data, including research data, intellectual property and proprietary business information owned or controlled by ourselves or our employees, partners and other parties. We manage and maintain our applications and data utilizing a combination of on-site systems and cloud-based data centers. We utilize external security and infrastructure vendors to manage parts of our data centers. These applications and data encompass a wide variety of business-critical information, including research and development information, commercial information and business and financial information. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate use or disclosure, accidental exposure, unauthorized access, inappropriate modification, remediation costs, lost revenues, damages to our competitiveness, stock price and long-term stockholder value, and the risk of our being unable to adequately monitor and audit and modify our controls over our critical information. This risk extends to the third party vendors and subcontractors we use to manage this sensitive data or otherwise process it on our behalf. Further, to the extent our employees may work remotely, additional risks may arise as a result of depending on the networking and security put into place by the employees. The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take reasonable measures to protect sensitive data from unauthorized access, use or disclosure, no security measures can be perfect and our information technology and infrastructure may be vulnerable to attacks by hackers or infections by viruses or other malware or breached due to employee erroneous actions or inactions by our employees or contractors, malfeasance or other malicious or inadvertent disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, breach, or other loss of information could result in legal claims or proceedings. Unauthorized access, loss or dissemination could also disrupt our operations and damage our reputation, any of which could adversely affect our business.
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
Social media platforms present new risks and challenges to our business.
As social media continues to expand, it also presents us with new risks and challenges. Social media is increasingly being used to communicate information about us, our technology and our programs. Social media practices in the pharmaceutical and biotechnology industries are evolving, which creates uncertainty and risk of noncompliance with regulations applicable to our business. In addition, there is risk of inaccurate disclosure of information about us, our technology, or our programs on any social media platform. Although we have adopted policies and procedures around the use of social media by our employees, we may be unable to control the disclosure of non-public information by our workforce. Any of these events or our failure to comply with applicable regulations could expose us to liability, restrictive regulatory actions, irreversible damage to our reputation, brand image and goodwill, or have a material adverse effect on our business, prospects, operating results, and financial condition and could adversely affect the price of our common stock.
We are an emerging growth company, and the reduced reporting requirements applicable to emerging growth companies could make our common stock less attractive to investors.
We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved, and an exemption from compliance with the requirement of the PCAOB regarding the communication of critical audit matters in the auditor’s report on the financial statements. We could be an emerging growth company for up to five years following the year in which we completed our IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the closing of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that are held by non-affiliates to exceed $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
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
Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. To achieve compliance with Section 404 annually, we will engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants, execute our detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing whether such controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm the market price of our stock.

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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our corporate headquarters and primary research and development facilities are located in Vancouver, Washington in a 77,974 square foot facility that includes general administrative office and laboratory space. Our AI Research Lab is located in New York, New York and our Innovation Center is located in Zug,

Switzerland. Additionally, we have research and development presence in Belgrade, Serbia. Substantially all of our office space is leased with varying expiration dates. We believe our facilities are adequate and suitable for our current and near future needs.
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
Holders of Common Stock
As of March 15, 2023, there were 54 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the year ended December 31, 2022.
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
As of December 31, 2022, we have used $157.8 million of the net proceeds from the IPO. Cash used since the IPO is described elsewhere in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our periodic reports filed with the SEC. There has been no material change in our planned use of the net proceeds from the IPO as described in the final prospectus for our IPO.
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
We are a generative AI drug creation company harnessing deep learning and synthetic biology to expand the therapeutic potential of proteins. We leverage our Integrated Drug Creation platform to identify novel drug targets and create encouraging biotherapeutic candidates. We believe our approach enables us, and our partners, to develop novel biologics that are optimized for many traits at disruptive speed.
We couple our powerful deep learning AI models, built to understand and predict determinants of protein function, with our proprietary synthetic biology capabilities, which include high-throughput single-cell assays that can evaluate billions of drug sequence variants, each within its production cell line, for target binding affinity, protein quality, and production level (titer). This combination of in silico modeling with wet lab testing allows us to generate immense real-world datasets that we harness to train and refine our deep learning models. These models guide our protein and cell line designs and enable in silico optimization of multiple attributes. Our target platform technology (formerly “Totient”) uses machine learning computational methods to evaluate patient tissue samples and, without biological bias, identify disease-relevant fully human antibodies and their disease- and tissue-specific molecular targets. In addition to the direct utility of these antibodies and targets as drug discovery assets, these data comprising antibody-epitope recognition elements expand our AI models’ training sets and may improve predictive capabilities for future discovery campaigns.
Through iterative AI predictions, wet lab validation, and AI training, we enable a virtuous cycle that we believe will accelerate us toward fully in silico biologic drug discovery. Our unique Integrated Drug Creation approach has the potential to significantly shorten preclinical development timelines and expand therapeutic possibilities.
Our goal is to become the technology leader in biologic drug creation. Our business model is to use our platform for the rapid creation of biologic drug candidates by:
Establishing partnerships with stakeholders in the drug development life cycle: We develop drug candidates for partners, including those who are responsible for preclinical and clinical testing of biologics generated by our platform. Our partnerships will provide us with the opportunity to participate in the future success of the biologics generated utilizing our platform, through potential clinical, regulatory and commercial milestone payments as well as royalties on net sales of approved products. We aim to assemble economic interests in a diversified portfolio of partners’ biologics across multiple indications.
Developing our own drug discovery pipeline: We intend to develop drug candidates for our own drug discovery pipeline. With the ability to find both targets and lead candidates, we intend to develop promising lead candidates to up to the investigational drug application IND stage or later. This will increase the value of our assets and serve as further validation of our platform. We may enter into clinical trials and/or manufacturing partnerships to advance a lead candidate.
Total revenue was $5.7 million for the year ended December 31, 2022, respectively, compared to $4.8 million for the year ended December 31, 2021, due to timing of project-based milestones achieved and the mix of ongoing programs utilizing our Integrated Drug Creation platform. Throughout 2021 and 2022, we have continued making investments in our operating capacity which has enabled us to achieve additional project-based milestones in our technology development and partnership agreements. Since our inception in 2011, we have devoted substantially all of our resources to research and development activities, including with respect to our Integrated Drug Creation platform, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these activities. As a result, we have incurred net losses in each year. For the years ended December 31, 2022 and 2021, we incurred net losses of $104.9 million and $101.0 million, respectively. Research and development expenses increased by $14.3 million, or 32%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. As of December 31, 2022, we had an accumulated deficit of $295.9 million and cash and cash equivalents and short-term investments totaling $164.4 million.
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
•implement operational, financial and management information systems; and
•continue to operate as a public company.
Our corporate headquarters and primary research and development facilities are located in Vancouver, Washington in a 77,974 square foot facility that includes general administrative office space and laboratory space. Our AI Research Lab is located in New York, New York and our Innovation Center is located in Zug, Switzerland. Additionally, we have research and development presence in Belgrade, Serbia. We believe our facilities are adequate and suitable for our current needs and that should it be needed, suitable additional or alternative space will be available to accommodate our operations.
Key Factors Affecting Our Results of Operations and Future Performance
We believe that our future financial performance will be primarily driven by multiple factors as described below, each of which presents growth opportunities for our business. These factors also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations. Our ability to successfully address these challenges is subject to various risks and uncertainties, including those described in the section of this Annual Report titled “Risk Factors”.
•Establish new partnerships: Our potential to grow revenue and long-term earnings will require us to successfully identify and establish technology development arrangements with new partners. We have been expanding and expect to continue to expand our business development team and our capabilities to find new partners.
•Increase the number of programs under existing partnerships: The execution of our long-term strategy relies substantially on the value our partners believe can be recognized from our programs. Our continued growth depends on our ability to expand the scope of our existing partnerships and add new molecules for Discovery or CLD partnerships with current partners.
•Successfully complete our technology development activities and enter licensing arrangements with our partners: Our business model depends upon entering into licensing arrangements with our partners to advance the drug candidates which we generate through clinical development to commercialization. Both our ability to successfully complete technology development activities to meet the needs of a partner, and the partner’s prioritization of the subject program, impact the likelihood and timing of any election by a partner to enter into a licensing arrangement. There is no assurance that a partner will elect to license.
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
•Continued significant investments in our research and development of new technologies and platform expansion: We are seeking to further refine and expand our platform and the scope of our capabilities, which may or may not be successful. This includes, but is not limited to, novel target identification, de novo discovery, incorporation of non-standard amino acids (Bionic protein creation), and application of artificial intelligence across our Integrated Drug Creation platform. We may also invest significantly in developing our own proprietary lead drug candidates and advancing them through preclinical or later validation. We expect to incur significant expenses to advance these research and development efforts or to invest in or acquire complementary technologies, but these efforts may not be successful.
•Create our proprietary asset pipeline. We intend to selectively create our own lead drug candidates and advance them up to the IND stage or later. In some cases we may out-license or transfer drug candidates for clinical advancement by a partner, with the expectation of a greater share in the economics relative to the milestones and royalties we may secure for our core platform technology development licenses.
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

	December 31,	December 31,
	2022	2021
Partners, Cumulative (1)	19	18
Programs, Cumulative (2)	47	34
Active Programs (3)	16	12

(1) Partners represents the unique number of partners with whom we have executed technology development agreements. We view this metric as an indication of our ability to execute our business development activities and level of our market penetration.
(2) Programs represents the number of molecules we have addressed or are addressing with our platform. We view this metric as an indication of the robustness of our technology and the commercial success of our platform.
(3) Active Programs represents the number of programs that are subject to ongoing technology development activities intended to determine if the program can be pursued by our partner for future clinical development, as well as any program for which our partner obtains and maintains a license to our technology to advance the program after completion of the technology development phase. There is no assurance, however, that our partners will advance any drug candidates that are currently the subject of Active Programs into further preclinical or clinical development or that our partners will elect to license our technologies upon completion of the technology development phase in a timely manner, or at all. In light of the inherent risks and uncertainties associated with drug development, we anticipate that our partners may from time to time abandon or terminate the development of one or more drug candidates generated from our platform. As we are notified of such terminations, we will remove the subject programs from our Active Programs count.
As of December 31, 2022, we had drug candidates in 16 Active Programs across five current partners’ preclinical or clinical pipelines. We have negotiated license agreements, or expect to negotiate license agreements upon completion of certain technology development activities, with potential downstream milestone payments and royalties for all Active Programs.
We have thirteen Active Programs comprising Discovery applications include three through our agreement with Merck & Co., Inc., three through our agreement with EQRx and seven with an undisclosed biotechnology company. Three Active Programs are focused on developing production cell lines for drug candidates that our partners are developing. Two of these cell line development (“CLD”) Active Programs are preclinical and one is in Phase 3 (PhaseBio Pharmaceuticals’ drug candidate, bentracimab, assumed by SFJ Pharmaceuticals, Inc. in January 2023).
Exclusive of our 16 Active Programs with partners, we have utilized our platform to perform technology development activities related to 31 additional molecules. These programs include both internal research programs and technology development programs with third parties intended to demonstrate our platform’s capabilities as we address successively broader ranges of biologics and modalities. We have not transferred technology or granted licenses related to these programs.
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
We expect revenue to increase over time as we enter into additional partnership agreements and as our partnerships continue to include more drug discovery activities. We expect revenue to increase over time as we grant licenses to our partners for the clinical and commercial use of intellectual property rights to the biological assets we create, and as the partners advance product candidates into and through clinical development and commercialization. We expect that our revenue will fluctuate from period to period due to the timing of executing additional partnerships, the uncertainty of the timing of milestone achievements and our dependence on the program decisions of our partners.
KBI BioPharma, Inc. Collaboration Agreement
In December 2019, we executed a four-year Joint Marketing Agreement (JMA) with KBI BioPharma, Inc. (KBI) to co-promote technologies through joint marketing efforts. In September 2021, the JMA was amended to shorten the term to approximately three years, ending in October 2022. Pursuant to the JMA, we received a non-refundable upfront payment of $0.8 million and milestone and other payments of $2.6 million in the aggregate, which had been received as of December 31, 2022, upon the achievement of specific milestones.
Operating Expenses
Research and Development
Research and development expenses include the cost of materials, personnel-related costs (comprised of salaries, benefits and share-based compensation) for personnel performing research and development functions, consulting fees, equipment and allocated facility costs (including occupancy and information technology). These expenses are exclusive of depreciation and amortization. Research and development activities consist of continued development of our Integrated Drug Creation platform, internal pipeline, target discovery and technology development for partners. We derive improvements to our platform from each type of activity. Research and development efforts apply to our platform broadly and across programs.
We expect research and development expenses to continue to increase in absolute dollars over the long-term as we enter into additional partnerships and continue to invest in platform enhancements.
Selling, General, and Administrative
Selling, general, and administrative expenses include personnel-related costs (comprised of salaries, benefits and share-based compensation) for executive, business development, alliance management, legal, finance, marketing and other administrative functions. Marketing and business development expenses include costs associated with attending conferences and all promotion efforts of our Integrated Drug Creation platform. Professional service expenses such as external legal expenses, accounting and tax service expenses, and other consultants, and allocated facilities costs (including occupancy and information technology) are also included within selling, general and administrative expenses. These expenses are exclusive of depreciation and amortization.
We expect our selling costs to increase in absolute dollars as we continue to grow our business development efforts and increase marketing activities to drive awareness and adoption of our platform. We expect selling costs to fluctuate as a percentage of total revenue due to the timing and magnitude of these expenses, and to decrease as a percentage of total revenue in the long term.
We expect general and administrative expenses to stabilize as we more effectively control costs associated with operating as a public company, including expenses related to legal, accounting, regulatory, maintaining compliance with exchange listing and requirements of the U.S. Securities and Exchange Commission (SEC), director and officer insurance premiums and investor relations. We expect these expenses to vary from period to period as a percentage of revenue in the near term, and to decrease as a percentage of revenue in the long term.
We have a comprehensive intellectual property portfolio directed towards the many aspects of our Integrated Drug Creation platform, including those related to our proprietary cell lines and protein expression technologies, non-standard amino acid technology, proprietary screening assays, antibody discovery methods, and generative AI models. We regularly file patent applications to protect innovations arising from our research and development. We also hold trademarks and trademark applications in the United States and foreign jurisdictions. Costs to secure and defend our intellectual property are expensed as incurred and are classified as selling, general and administrative expenses.
Depreciation and amortization
Depreciation and amortization expense consists of the depreciation expense of our property and equipment and amortization of our intangibles. Our equipment is used most actively as part of our lab operations.
We expect depreciation expense to stabilize following the completion of the build-out of our primary facility, though it may fluctuate in the future in line with continued growth and compute demands in absolute dollars if we purchase additional equipment.
Other Income (Expense)
Interest Expense
Interest expense, net, consists primarily of interest related to borrowings under our term debt and financed laboratory equipment. Prior to our initial public offering in 2021, interest expense also included convertible note interest.
Other Income (Expense)
Other income (expense) consists primarily of interest income from our investments. Prior to our initial public offering in 2021, other income (expense) also included adjustments of our convertible notes and preferred stock warrant liability to fair value.

Results of Operations
The results of operations presented below should be reviewed in conjunction with our consolidated financial statements and notes included elsewhere in this Annual Report. The following tables set forth our results of operations for the periods presented (In thousands):

	For the Years Ended December 31,
	2022	2021
Revenues
Technology development revenue	$4,529	$4,009
Collaboration revenue	1,218	773
Total revenues	5,747	4,782
Operating expenses
Research and development	58,908	44,586
Selling, general and administrative	40,552	28,780
Depreciation and amortization	13,037	6,654
Total operating expenses	112,497	80,020
Operating loss	(106,750)	(75,238)
Other income (expense)
Interest expense	(972)	(3,432)
Other income (expense), net	2,357	(31,189)
Total other income (expense), net	1,385	(34,621)
Loss before income taxes	(105,365)	(109,859)
Income tax benefit	461	8,899
Net loss	$(104,904)	$(100,960)

Comparison of the Years Ended December 31, 2022 and 2021
The following table summarizes our results of operations for the years ended December 31, 2022 and 2021 (In thousands, except for percentages):
Revenue

	For the Years Ended December 31,
	2022	2021	$ Change	% Change
Revenues
Technology development revenue	$4,529	$4,009	$520	13%
Collaboration revenue	1,218	773	445	58%
Total revenues	$5,747	$4,782	$965	20%

Total revenue was $5.7 million for the year ended December 31, 2022, representing an increase of approximately $1.0 million, or 20%, compared to $4.8 million for the year ended December 31, 2021.
Technology development revenue increased by $0.5 million, or 13%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, driven by a combination of overall program progress, the timing of project-based milestones achieved, and the mix of ongoing programs activity, most significantly the result of progress and milestone achievement associated with our Merck partnership utilizing our non-standard amino acid technology.
Collaboration revenue increased by $0.4 million, or 58%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. In September 2021, the JMA was amended to shorten the term to approximately three years, ending in October 2022.

Operating Expenses
The following table summarizes our operating expenses for the years ended December 31, 2022 and 2021 (In thousands, except for percentages):

	For the Years Ended December 31,
	2022	2021	$ Change	% Change
Operating expenses
Research and development	$58,908	$44,586	$14,322	32%
Selling, general and administrative	40,552	28,780	11,772	41%
Depreciation and amortization	13,037	6,654	6,383	96%
Total operating expenses	$112,497	$80,020	$32,477	41%

Research and development
Research and development expenses increased by $14.3 million, or 32%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was generally driven by increased costs associated with increased technology development activity with our partners and increased costs associated with continued platform development. These increased costs were primarily attributable to increased average headcount and related personnel costs in the amount of $7.0 million and increased purchases of supplies and services related to lab operations of $7.9 million specifically for our technology development agreements and internal research and platform development activities, offset by a $0.7 million decrease in facility overhead.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses increased by $11.8 million, or 41%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily driven by increased personnel costs in the amount of $3.4 million, increased stock-based compensation of $2.0 million, and increased administrative costs of $6.5 million. The increases in the administrative expenses include professional services, insurance costs, and other expenses that are primarily the result of our operating as a public company for a full year.
Depreciation and amortization
Depreciation and amortization expense increased by $6.4 million, or 96%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to the increased purchases of lab equipment necessary to complete our increased level of technology development agreements and research and development, purchases of property, equipment, and leasehold improvements related to our new corporate headquarters, and the amortization of intangible assets acquired in 2021.
Other Income (Expense)
The following table summarizes our other income (expense) for the years ended December 31, 2022 and 2021 (In thousands, except for percentages):

	For the Years Ended December 31,
	2022	2021	$ Change	% Change
Other income (expense)
Interest expense	$(972)	$(3,432)	$2,460	(72)%
Other income (expense), net	2,357	(31,189)	33,546	(108)%
Total other income (expense), net	$1,385	$(34,621)	$36,006	(104)%

Interest Expense
Interest expense was $1.0 million for the year ended December 31, 2022 compared to $3.4 million for the year ended December 31, 2021, representing a decrease of $2.4 million, or 72%. During the year ended December 31, 2021, we recognized interest expense related to the convertible promissory notes issued in March 2021.

These notes converted into common stock in connection with the IPO in July 2021, resulting in decreased interest expense for the year ended December 31, 2022.
Other income (expense), net
Other income (expense), net, was $2.4 million income for the year ended December 31, 2022 compared to $31.2 million expense for the year ended December 31, 2021, representing a change of $33.5 million, or 108%. For the year ended December 31, 2021, other income included the adjustment of the fair value of our convertible notes for $28.0 million, and the change in the preferred stock warrant liability’s fair value in the amount of $4.1 million, offset by recognition of a gain on extinguishment for the forgiveness of our Payroll Protection Plan loan in the amount of $0.6 million. For the year ended December 31, 2022, other income primarily included interest income.
Liquidity and Capital Resources
Overview
As of December 31, 2022, we had $164.4 million of cash and cash equivalents and short-term investments.
We have incurred net operating losses since inception. As of December 31, 2022, our accumulated deficit was $295.9 million. To date, we have funded operations through issuances and sales of equity securities and debt, in addition to revenue generated from our technology development agreements. We believe that our cash and cash equivalents and short-term investments will be sufficient to meet our operating expenses, working capital and capital expenditure needs over at least the next 12 months following the date of this filing.
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

Bridge Bank Loan and Security Agreement
In June 2018, we entered into a Loan and Security Agreement (LSA) with Bridge Bank (Bank), a division of Western Alliance Bank. We initially borrowed the first tranche of $0.3 million in June 2018. We increased our borrowings to $3.0 million in March 2019, and to $5.0 million in May 2020. The loan was to mature in May 2022, at which time all outstanding principal and accrued and unpaid interest would have been due and payable. In June 2021, we entered into a fifth amendment to the LSA. This amendment modified the term loan’s maturity date to June 16, 2023. This loan was secured by substantially all our tangible assets; intellectual property were excluded from this secured collateral, but was subject to a negative pledge in favor of Bank. In June 2022, we paid off the remaining outstanding balance of $2.4 million of the LSA, which terminated the LSA and extinguished all of our obligations therein.
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
Equipment Financing
In 2022, we received a total of $12.0 million of proceeds from equipment financing arrangements. Terms of the agreements require monthly payments over 42-48 month periods with imputed interest rates ranging from 8%-10%. As of December 31, 2022, the combined outstanding balance on these agreements is $10.9 million.
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
Cash Flows
The following summarizes our cash flows (In thousands):

	For the Years Ended December 31,
	2022	2021
Net cash provided by (used in)
Operating activities	(81,339)	(60,598)
Investing activities	(126,982)	(67,377)
Financing activities	5,237	336,193
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(203,084)	$208,218

Cash Flows from Operating Activities
In the year ended December 31, 2022, net cash used in operating activities was $81.3 million and consisted primarily of a net loss of $104.9 million adjusted for non-cash items, including depreciation and amortization expense of $13.0 million, stock-based compensation of $12.5 million, and a net increase in operating assets and liabilities in the amount of $1.5 million.

In the year ended December 31, 2021, net cash used in operating activities was $60.6 million and consisted primarily of a net loss of $101.0 million adjusted for non-cash items, including depreciation and amortization expense of $6.7 million stock-based compensation of $10.6 million, an increase to our convertible note liability of $30.7 million, an increase to our preferred stock warrant liability of $4.1 million, and a net increase in operating assets and liabilities in the amount of $3.1 million.
Cash Flows from Investing Activities
In the year ended December 31, 2022, net cash used in investing activities was $127.0 million. The net cash used resulted primarily from purchases of short-term investments of $108.6 million, purchases of lab equipment of $16.2 million, and cash paid as part of our acquisition of Totient of $8.0 million, partially offset by cash provided by maturities of short-term investments of $5.0 million.
In the year ended December 31, 2021, net cash used in investing activities was $67.4 million primarily from purchases of lab equipment and leasehold improvements of $38.0 million, cash paid as part of our acquisitions of Denovium and Totient of $28.1 million and an investment in equity securities of $1.2 million.
Cash Flows from Financing Activities
In the year ended December 31, 2022, net cash provided by financing activities was $5.2 million. The net cash provided resulted primarily from new equipment financing agreements of $12.0 million, partially offset by cash used for principal payments of $7.5 million made for financed equipment and long-term debt.
In the year ended December 31, 2021, net cash provided by financing activities was $336.2 million. The net cash provided resulted primarily from total net proceeds of $210.1 million from the IPO, the issuance of $125.0 million of convertible promissory notes and Series E redeemable convertible preferred stock, net of issuance costs, in the amount of $4.9 million, partially offset by principal payments made for financed equipment and long-term debt in the amount of $4.1 million.
Income taxes
Our effective income tax rate from continuing operations was 0.4% and 8.1% for the years ended December 31, 2022 and 2021, respectively. The difference between the effective rate and the statutory rate is primarily attributed to the change in the valuation allowance against net deferred tax assets.
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
While our significant accounting policies are described in more detail in Note 2: Summary of Significant Accounting Policies to our financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of the matters that are inherently uncertain.

Goodwill
Goodwill is tested for impairment on an annual basis in the fourth fiscal quarter, or sooner if an indicator of impairment exists. We may elect to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of goodwill at the reporting unit level is less than the carrying amount. The qualitative assessment includes our consideration of relevant events and circumstances that would affect our single reporting unit, including macroeconomic, industry and market conditions, our overall financial performance, and trends in the market price of our common stock.
We perform a qualitative assessment of goodwill at the reporting unit level by comparing the carrying amount to the estimated fair value of the reporting unit, including an estimated control premium. Assumptions are subject to change as a result of changing economic and competitive conditions. Based on our assessment in the fourth quarter of the fiscal year ended December 31, 2022 using the qualitative approach, we concluded that the fair value of the reporting unit exceeded the carrying value and that there was no impairment of goodwill.
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
While we use best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business acquisition date, these estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the purchase price measurement period, which is no more than one year from the business acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. We recorded adjustments during the year ended December 31, 2021 related to our Totient acquisition. Business combinations also require us to estimate the useful life of certain intangible assets acquired and this estimate requires significant judgment.
Stock-based compensation
Stock-based compensation includes compensation expense for restricted stock and stock option grants to employees and is measured on the grant date based on the fair value of the award and recognized on a straight-line basis over the requisite service period. The fair value of options to purchase common stock are measured using the Black-Scholes option-pricing model. We account for forfeitures as they occur.
See Note 12: Stock-based compensation to our financial statements included elsewhere in this Annual Report on Form 10-K for more information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options. Certain of such assumptions involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation could be materially different.
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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
Inflation rates have increased during the periods covered by this Annual Report on Form 10-K, and macroeconomic factors are expected to continue to contribute to increased inflationary pressure for the near future. Inflationary factors, such as increases in the cost of labor, laboratory consumables, interest rates and other overhead costs may adversely affect our operating results. We cannot predict how long these inflationary pressures will continue, or how they might change over time, but we expect to see continued impacts on the global economy. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we have experienced some effect from inflation. If inflationary pressures continue to persist, they may have an adverse impact on our operating results.
We have exposure to interest rate risk that relates to our cash and cash equivalents and investments held in money market funds, U.S. Treasury securities, commercial paper and corporate securities. The primary objectives of our investment policy are liquidity and capital preservation. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents and investments.
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	84
Consolidated Balance Sheets as of December 31, 2022 and 2021	85
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2022 and 2021	86
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2022 and 2021	87
Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021	88
Notes to the Consolidated Financial Statements	89

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Absci Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Absci Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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
March 30, 2023

ABSCI CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(In thousands, except for share and per share data)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$59,955	$252,569
Restricted cash	15,023	10,513
Short-term investments	104,476	—
Receivables under development arrangements, net	1,550	1,425
Prepaid expenses and other current assets	5,859	8,572
Total current assets	186,863	273,079
Operating lease right-of-use assets	5,319	6,538
Property and equipment, net	52,723	52,114
Intangibles, net	51,622	54,992
Goodwill	21,335	21,335
Restricted cash, long-term	1,864	16,844
Other long-term assets	1,282	1,293
TOTAL ASSETS	$321,008	$426,195
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,412	$8,385
Accrued expenses	20,481	17,434
Long-term debt	2,946	2,400
Operating lease obligations	1,690	1,502
Financing lease obligations	2,296	2,785
Deferred revenue	445	1,353
Total current liabilities	30,270	33,859
Long-term debt - net of current portion	7,984	1,124
Operating lease obligations - net of current portion	7,317	8,969
Finance lease obligations - net of current portion	750	3,231
Deferred tax, net	238	743
Other long-term liabilities	35	12,162
TOTAL LIABILITIES	46,594	60,088
Commitments (See Note 10)
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 0 shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 92,411,103 and 92,648,036 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	9	9
Additional paid-in capital	570,454	557,136
Accumulated deficit	(295,929)	(191,025)
Accumulated other comprehensive loss	(120)	(13)
TOTAL STOCKHOLDERS' EQUITY	274,414	366,107
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$321,008	$426,195

The accompanying notes are an integral part of these consolidated financial statements.

ABSCI CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
(In thousands, except for share and per share data)	2022	2021
Revenues
Technology development revenue	$4,529	$4,009
Collaboration revenue	1,218	773
Total revenues	5,747	4,782
Operating expenses
Research and development	58,908	44,586
Selling, general and administrative	40,552	28,780
Depreciation and amortization	13,037	6,654
Total operating expenses	112,497	80,020
Operating loss	(106,750)	(75,238)
Other income (expense)
Interest expense	(972)	(3,432)
Other income (expense), net	2,357	(31,189)
Total other income (expense), net	1,385	(34,621)
Loss before income taxes	(105,365)	(109,859)
Income tax benefit	461	8,899
Net loss	(104,904)	(100,960)
Cumulative undeclared preferred stock dividends	—	(2,284)
Net loss applicable to common stockholders	$(104,904)	$(103,244)

Net loss per share attributable to common stockholders: Basic and diluted	$(1.15)	$(2.08)

Weighted-average common shares outstanding: Basic and diluted	90,845,629	49,685,194

Comprehensive loss:
Net loss	$(104,904)	$(100,960)
Foreign currency translation adjustments	(66)	(13)
Unrealized loss on investments	(41)	—
Comprehensive loss	$(105,011)	$(100,973)

The accompanying notes are an integral part of these consolidated financial statements.

ABSCI CORPORATION
STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’
EQUITY (DEFICIT)

(In thousands, except for share and per share data)	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances - December 31, 2020	13,752,043	$156,433	17,887,631	$2	$635	$(90,065)	$—	$(89,428)
Issuance of Series E preferred stock, net of issuance costs	254,886	4,944	—	—	—	—	—	—
Issuance of restricted stock	—	—	703,425	—	—	—	—	—
Issuance of shares upon option exercise	—	—	153,416	—	169	—	—	169
Stock-based compensation	—	—	—	—	9,932	—	—	9,932
Issuance of shares in acquisitions	—	—	3,222,504	—	14,259	—	—	14,259
Issuance of common shares upon initial public offering, net of issuance costs	—	—	14,375,000	1	210,133	—	—	210,134
Conversion of convertible note	—	—	9,732,593	1	155,721	—	—	155,722
Conversion of redeemable convertible preferred stock	(14,006,929)	(161,377)	46,266,256	5	161,372	—	—	161,377
Conversion of warrant liability	—	—	—	—	4,822	—	—	4,822
Foreign currency translation adjustments	—	—	—	—	—	—	(13)	(13)
Issuance of shares upon warrant exercise	—	—	307,211	—	93	—	—	93
Net loss	—	—	—	—	—	(100,960)	—	(100,960)
Balances - December 31, 2021	—	—	92,648,036	$9	$557,136	$(191,025)	$(13)	$366,107
Issuance of shares under stock plans, net of shares withheld for tax payments	—	—	552,913	—	656	—	—	656
Stock-based compensation	—	—	—	—	12,662	—	—	12,662
Repurchase and forfeiture of common stock	—	—	(789,846)	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	(66)	(66)
Unrealized loss on investments	—	—	—	—	—	—	(41)	(41)
Net loss	—	—	—	—	—	(104,904)	—	(104,904)
Balances - December 31, 2022	—	—	92,411,103	$9	$570,454	$(295,929)	$(120)	$274,414

The accompanying notes are an integral part of these consolidated financial statements.

ABSCI CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2022	2021
Cash Flows From Operating Activities
Net loss	(104,904)	(100,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,037	6,654
Deferred income taxes	(505)	(8,901)
Stock-based compensation	12,540	10,608
Change in fair value of convertible promissory notes	—	30,722
Accretion of discount on short-term investments	(688)	—
Other	721	301
Preferred stock warrant liability expense	—	4,124
Changes in operating assets and liabilities:
Receivables under development arrangements	(148)	230
Prepaid expenses and other current assets	2,382	(7,636)
Operating lease right-of-use assets and liabilities	(640)	3,256
Other long-term assets	13	126
Accounts payable	(533)	1,574
Accrued expenses and other liabilities	(1,707)	581
Deferred revenue	(907)	(1,277)
Net cash used in operating activities	(81,339)	(60,598)
Cash Flows From Investing Activities
Purchases of property and equipment	(16,175)	(38,047)
Acquisitions, net of cash acquired	(8,000)	(28,130)
Investment in equity securities	—	(1,200)
Investment in short-term investments	(108,590)	—
Proceeds from maturities of short-term investments	5,000	—
Proceeds from sales of property and equipment	133	—
Proceeds from property insurance settlements	650	—
Net cash used in investing activities	(126,982)	(67,377)
Cash Flows From Financing Activities
Proceeds from issuance of redeemable convertible preferred units and stock, net of issuance costs	—	4,944
Proceeds from issuance of long-term debt	12,031	—
Principal payments on long-term debt	(4,651)	(1,600)
Principal payments on finance lease obligations	(2,799)	(2,547)
Proceeds from issuance of common stock, net of issuance costs	656	210,396
Proceeds from issuance of convertible promissory notes	—	125,000
Net cash provided by financing activities	5,237	336,193
Net (decrease) increase in cash, cash equivalents, and restricted cash	(203,084)	208,218
Cash, cash equivalents and restricted cash - Beginning of year	279,926	71,708
Cash, cash equivalents, and restricted cash - End of period	$76,842	$279,926

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$895	$652
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Property and equipment purchased under finance lease	—	4,313
Right-of-use assets obtained in exchange for operating lease obligation	111	3,330
Cash paid for amounts included in the measurement of operating lease liabilities	2,299	1,631
Property and equipment purchases included in accounts payable	123	5,565

The accompanying notes are an integral part of these consolidated financial statements.

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Organization and nature of operations
Absci Corporation (the “Company”) is a generative AI drug creation company harnessing deep learning and synthetic biology to expand the therapeutic potential of proteins. Absci leverages its integrated drug creation platform (the “Integrated Drug Creation Platform”) to identify novel drug targets and create promising biotherapeutic candidates. The Company was organized in the State of Oregon in August 2011 as a limited liability company and converted to a limited liability company (“LLC”) in Delaware in April 2016. In October 2020, the Company converted from a Delaware LLC to a Delaware corporation (the “LLC Conversion”). The Company’s headquarters are located in Vancouver, Washington.
Authorized shares of common stock
In June 2021, the Company’s board of directors (the “Board”) and stockholders increased the number of authorized shares of common stock to 78,320,000.
Initial Public Offering
In July 2021, the Company completed its initial public offering (the “IPO”) and issued 14.4 million shares of its common stock, including 1.9 million shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price of $16.00 per share and received net proceeds of $210.1 million from the IPO. Immediately prior to the completion of the IPO, all shares of redeemable convertible preferred stock then outstanding were converted into 46.3 million shares of common stock and all convertible notes issued in March 2021 were converted into 9.7 million shares of common stock.
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

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Restricted cash represents amounts pledged as collateral for future property lease payments via standby letters of credit (see Note 10: Commitments and contingencies) and amounts held in escrow related to acquisitions by the Company (see Note 4: Acquisitions).

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Investments
The Company’s short-term investments may include funds invested in highly liquid money market funds, U.S. Treasury securities and corporate debt securities with original maturities at the date of purchase greater than three months but less than one year. These investments are classified as available-for-sale debt securities, which are recorded at fair value based on quoted prices in active markets.
If the estimated fair value of a debt security is below its amortized cost basis, the Company evaluates whether it is more likely than not that the Company will be required to sell the security before its anticipated recovery in market value and whether credit losses exist for the related securities. A credit loss exists if the present value of expected cash flows is less than the amortized cost basis of the security. Credit-related losses are recognized as an allowance for credit losses on the balance sheet with a corresponding adjustment to earnings. Unrealized gains and losses that are unrelated to credit deterioration are reported in accumulated other comprehensive loss. Purchase premiums and discounts are recognized as interest income using the interest method over the terms of the securities. Realized gains and losses, and declines in fair value deemed to be other than temporary, are reflected in our consolidated statements of operations and comprehensive loss. The Company uses the specific identification method to compute gains and losses on investments.
Receivables under development arrangements and allowances for credit losses
Receivables under development arrangements consist of amounts due from partners for services performed, net of estimates for credit allowance. The Company reviews accounts receivable for credit impairment and regularly analyzes the status of significant past due receivables to determine if any will potentially be uncollectible to estimate the amount of allowance necessary to reduce accounts receivable to its estimated net realizable value. Credit losses are included in selling, general and administrative expenses on the consolidated statements of operations and comprehensive loss. See contract asset discussion in Note 3: Revenue Recognition regarding unbilled receivables.
Fair value of financial instruments
Certain assets and liabilities are carried at fair value under US GAAP. The carrying amounts of cash equivalents, accounts payable, and accrued liabilities approximate their related fair values due to the short-term nature of these instruments. The Company measures certain financial assets at fair value on a recurring basis, including available-for-sale debt securities, which are recorded at fair value based on quoted prices in active markets. None of the Company’s non-financial assets or liabilities are recorded at fair value on a recurring basis.
As permitted under Accounting Standards Codification (“ASC”) 825, Financial Instruments, (“ASC 825”), the Company elected the fair value option to account for its convertible promissory notes issued during the year ended December 31, 2021. In accordance with ASC 825, the Company recorded these convertible promissory notes at fair value on its consolidated balance sheet. Changes in fair value of the warrant to purchase convertible preferred stock and the convertible promissory notes were recorded in the consolidated statements of operations and comprehensive loss. As a result of applying the fair value option, direct costs and fees related to the convertible promissory notes were recognized as incurred and not deferred.
There are significant judgments and estimates inherent in the determination of the fair value of certain liabilities. If the Company had made different assumptions including, among others, those related to the timing and probability of various corporate scenarios, discount rates, volatilities and exit valuations, the carrying values of the fee in lieu of warrant, warrant liability, and net loss and net loss per common share could have been significantly different.

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Prior to its IPO, the Company primarily utilized the probability of a liquidity event and the expected IPO price to estimate fair value of the fee-in-lieu of warrant liability, the convertible note, and the preferred stock warrant liability.
Concentration risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, and receivables under development arrangements. The Company maintains its cash and cash equivalents and restricted cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced any losses on these accounts. For the years ended December 31, 2022 and 2021, three partners represented approximately 98% and two partners represented approximately 73% of technology development revenue, respectively.
As of December 31, 2022, two partners represented approximately 100% of total receivables under technology development arrangements. As of December 31, 2021, four partners represented approximately 84% of total receivables under technology development arrangements.
Supplies
Supplies, comprised principally of supplies and other materials used in the Company’s laboratory, are stated at the lower of cost or net realizable value and using the first-in, first-out method, applied on a consistent basis. The supplies inventory is included in prepaid expenses and other current assets on the consolidated balance sheet.
Property and equipment, net
Property and equipment are stated at cost less accumulated depreciation and amortization. Additions and improvements to property and equipment are capitalized. The costs of maintenance and repairs are expensed as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the underlying assets, which vary from 3 to 7 years. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful lives of the assets. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from their respective accounts, and the resulting gain or loss is reported as operating expense in the consolidated statements of operations and comprehensive loss.
Impairment of long-lived assets
Management reviews long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows expected to result from the use of the asset and its eventual disposition. If these estimated cash flows were less than the carrying amount of the asset, an impairment loss would be recognized in order to write down the asset to its estimated fair value and reported as operating expense in the consolidated statements of operations and comprehensive loss.
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
Redeemable convertible preferred stock warrant liability
Outstanding warrants that were related to the Company’s redeemable convertible preferred stock were classified as liabilities on the consolidated balance sheets. As the warrants were exercisable for redeemable convertible preferred stock, prior to its IPO, the Company recognized a liability for the fair value of its warrants on the consolidated balance sheets upon issuance and subsequently remeasured the liability to fair

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
value at the end of each reporting period until the earlier of the expiration or exercise of the warrants. See Note 11: Redeemable convertible preferred stock for further discussion.
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
The Company measures progress toward the completion of the performance obligations satisfied over time using an input method based on an overall estimate of the effort incurred to date at each reporting period to satisfy a performance obligation. This method provides an appropriate depiction of completed progress toward fulfilling its performance obligations for each respective arrangement. In certain technology development agreements that require a portion of the contract consideration to be received in advance at the commencement of the contract, such advance payment is initially recorded as a contract liability. Contract assets are included in receivables under development arrangements on the consolidated balance sheets.
Income taxes
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
The Company files income tax returns in federal, state and various foreign tax jurisdictions.
The Company recognizes interest and penalties related to income tax matters as a component of tax expense. The Company did not record any interest or penalties related to income tax during the years ended December 31, 2022 and 2021.
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

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Research and development expenses
Research and development expenses include the cost of materials, personnel-related costs (comprised of salaries, benefits and share-based compensation) for personnel performing research and development functions, consulting fees, equipment and allocated facility costs (including occupancy and information technology). These expenses are exclusive of depreciation and amortization. Research and development activities consist of continued development of the Company’s Integrated Drug Creation Platform, internal pipeline, target discovery and technology development for partners. The Company derives improvements to its platform from each type of activity. Research and development efforts apply to the Company’s platform broadly and across programs.
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

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes. The amended guidance is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company adopted this standard in 2022 on a prospective basis. The adoption did not have a material impact on its consolidated financial statements.
3.Revenue recognition
Contract balances
Contract assets are generated when contractual billing schedules differ from revenue recognition timing and the Company records a contract asset when it has an unconditional right to consideration. As of December 31, 2022 and December 31, 2021, contract assets were $1.1 million and $0.6 million, respectively.
Contract liabilities are recorded in deferred revenue when cash payments are received or due in advance of the satisfaction of performance obligations. As of December 31, 2022 and December 31, 2021, contract liabilities were $0.4 million and $1.4 million, respectively. During the years ended December 31, 2022 and 2021, the Company recognized $1.4 million and $1.5 million, respectively, as revenue that had been included in deferred revenue at the beginning of the period.
KBI BioPharma, Inc. Collaboration agreement
In December 2019, the Company executed a four-year Joint Marketing Agreement (“JMA”) with KBI BioPharma, Inc. (“KBI”) to co-promote technologies through joint marketing efforts. In September 2021, the JMA was amended to shorten the term to approximately three years, ending in October 2022. Pursuant to the JMA, the Company received a non-refundable upfront payment of $0.8 million and milestone and other payments of $2.6 million in the aggregate upon the achievement of specific milestones.
4.Acquisitions
Acquisition of Denovium
In January 2021, the Company completed its acquisition of the common stock of Denovium, Inc.. (“Denovium”), an artificial intelligence deep learning company focused on protein discovery and design. The Company integrated Denovium’s technology into its Integrated Drug Creation Platform. The acquisition has been accounted for as a business combination.
Pursuant to the terms of the agreement, the Company acquired all outstanding equity of Denovium for estimated total consideration of $3.0 million, which consisted of (in thousands):

Cash consideration	$2,670
Equity consideration	368
Total purchase consideration	$3,038

Cash consideration included a $2.5 million upfront payment and a payment for working capital adjustments.
In addition to the $2.5 million paid upfront, $2.5 million was placed into escrow subject to the continued service and/or employment of Denovium’s co-founders over a one-year period. This amount is not included in the total consideration and is accounted for as compensation expense over the one-year service period, and was included in current restricted cash and accrued expenses on the consolidated balance sheet as of December 31, 2021. The $2.5 million deferred payment was disbursed from escrow in January 2022.

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
	$2,507

Acquisition of Totient
On June 4, 2021, the Company entered into a merger agreement with Totient, Inc. (“Totient”), a discovery company harnessing human immune responses to identify novel antibodies and their therapeutic targets.
Pursuant to the merger agreement, at closing, Totient shareholders became eligible to receive an aggregate payment of $55.0 million in cash, of which $40.0 million in cash was paid at closing, subject to customary purchase price adjustments and escrow restrictions, and $15.0 million in cash shall be paid upon the achievement of specified milestones, and 2,212,208 shares of the Company’s common stock. The $40.0 million cash consideration included $8.0 million of deferred cash payment, due in one year. This amount was included in current restricted cash and accrued expenses on the consolidated balance sheet as of December 31, 2021. The $8.0 million of deferred cash payment was disbursed from escrow in June 2022. All common stock issued is unrestricted, except for those shares granted to certain members of Totient’s management, of which 25% of the shares issued were vested upon the closing of the transaction and the remaining 75% will vest over 2.5 years, in six-month installments subject to their respective continuing service relationships with the Company. In October 2022, 540,229 restricted shares were forfeited back to the Company due to certain former members of Totient’s management’s service relationship ceasing.

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
(iii)Represents the estimated fair value of the contingent consideration that is payable upon the achievement of the milestone of (A) Absci’s entering into one or more definitive commercialization agreements, or technology partnering or licensing agreements, or collaboration agreements, with third parties using, or related to, Totient’s technology, a target discovered or identified by using Totient’s technology, or a peptide, protein complex or amino acid sequence assembled using Totient’s technology, including any Totient product or enabled product, pursuant to which (I) Absci is entitled to receive at least $2.0 million in aggregate upfront cash or equity payments (provided, that the minimum upfront payment under any individual agreement shall be $1.0 million and (II) an option for a license or a license or similar right is granted to the third party; or (B) first commercial sale of a Totient product or enabled product. The fair value estimate is based on a probability-weighted approach and will be updated as we obtain more information. The $12.0 million of contingent consideration originally measured was adjusted to reflect the increased probability of achievement. As of December 31, 2022 the fair value is $12.8 million and is included in accrued expenses on the consolidated balance sheet. Changes in the contingent consideration liability fair value are reflected within research and development expenses on the consolidated statement of operations and comprehensive loss.

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
As of March 31, 2022, the Company had fully completed the analysis to assign fair values to all assets acquired and liabilities assumed and recorded no adjustments to the preliminary purchase price allocation in the year ended December 31, 2022. During the year ended December 31, 2021, the Company recorded adjustments to goodwill of $1.6 million primarily related to deferred taxes.
The Company’s results of operations for the year ended December 31, 2022 include the operating results of Totient within the consolidated statement of operations and comprehensive loss. The operating results of

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Totient are included within the consolidated statement of operations and comprehensive loss from June 4, 2021 through December 31, 2021 for the year ended December 31, 2021.
Acquisition costs of $0.9 million were included in the consolidated statement of operations and comprehensive loss as selling, general and administrative for the year ended December 31, 2021.
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
The pro forma financial information for the year ended December 31, 2021 combines the Company’s results, which include the results of Totient subsequent to June 4, 2021, and the historical results for Totient for the periods prior to acquisition.
The following table summarizes the pro forma financial information (in thousands):

For the year ended December 31, 2021
Net loss applicable to common stockholders	$(113,119)

5.Investments
Cash equivalents, marketable securities and deposits are classified as available-for-sale and are, therefore, recorded at fair value on the consolidated balance sheet, with any unrealized gains and losses reported in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in the Company’s consolidated balance sheet, until realized. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
The amortized cost and fair value of investments are as follows (in thousands):

	December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Assets
Money market funds	$5,050	$—	$—	$5,050
Certificates of deposit	27,740	—	—	27,740
U.S. treasury bills	76,777	2	(43)	76,736
Total	$109,567	$2	$(43)	$109,526
Classified as:
Cash equivalents				$5,050
Short-term investments				104,476
Long-term investments				—
Total				$109,526

Investments held as of December 31, 2022 consist of cash equivalents with contractual maturities of three months or less and U.S. treasury bills with original maturities between four and six months. Proceeds and interest income from maturities of U.S. treasury bills were $85.0 million and $0.4 million, respectively, for the year ended December 31, 2022. Unrealized gains and losses on securities were primarily due to changes in interest rates. There are no investments in a continuous unrealized loss position for more than twelve months as of December 31, 2022. The Company does not intend to sell securities that are in an unrealized loss

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
position and believes that it is not more likely than not that it will be required to sell these securities before recovery of amortized cost. The Company held no investments as of December 31, 2021.
6.Property and equipment, net
Property and equipment consists of the following (in thousands):

	December 31,	December 31,
	2022	2021
Construction in progress	$293	$933
Lab Equipment	34,168	27,776
Software	298	311
Furniture, Fixtures and Other	6,307	4,804
Leasehold Improvements	26,860	24,671
Total Cost	67,926	58,495
Less accumulated depreciation and amortization	(15,203)	(6,381)
Property and equipment, net	$52,723	$52,114

Depreciation expense was $9.7 million and $4.5 million for the years ended December 31, 2022 and 2021, respectively.
7.Goodwill and Intangibles, net
In January 2021, the Company completed its acquisition of the common stock of Denovium, Inc.(“Denovium”), an artificial intelligence deep learning company focused on protein discovery and design. The Company integrated Denovium’s technology into its Integrated Drug Creation Platform. Goodwill arising from the acquisition was attributable to the assembled workforce and expected synergies between the Integrated Drug Creation Platform and the Denovium Engine (“AI Engine”). In June 2021, the Company entered into a merger agreement with Totient, Inc. (“Totient”), a discovery company harnessing human immune responses to identify novel antibodies and their therapeutic targets, surviving as a wholly owned subsidiary of the Company. Goodwill represents the excess of the estimated purchase price over the estimated fair value of Totient’s identifiable assets acquired and liabilities assumed. Refer to Note 4: Acquisitions for further information.
Goodwill is as follows (in thousands):

	December 31,	December 31,
	2022	2021
Denovium	$1,055	$1,055
Totient	20,280	20,280
Goodwill	$21,335	$21,335

Goodwill is tested for impairment on an annual basis in the fourth quarter, or sooner if an indicator of impairment exists. The Company may elect to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of goodwill at the reporting unit level is less than the carrying amount. The qualitative assessment includes consideration of relevant events and circumstances that would affect the Company’s single reporting unit, including macroeconomic, industry and market conditions, overall financial performance, and trends in the market price of the Company’s common stock.
The Company performed its annual goodwill impairment test on October 1, 2022 utilizing the qualitative assessment allowable under ASC 350 Intangibles – Goodwill and Other at the reporting unit level. This analysis included comparing the entity’s carrying amount to its estimated fair value, including an estimated control premium. The Company’s annual qualitative assessment determined that a quantitative analysis was

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
not necessary. There were no impairment losses netted against the goodwill balance for the years ended December 31, 2022 and 2021.
Intangible assets are as follows (in thousands):

	December 31, 2022			December 31, 2021
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Denovium Engine	2,507	(975)	1,532	2,507	(473)	2,034
Monoclonal antibody library	46,300	(3,640)	42,660	46,300	(1,325)	44,975
Developed software platform and the related methods patents	8,300	(870)	7,430	8,300	(317)	7,983
Intangible assets, net	$57,107	$(5,485)	$51,622	$57,107	$(2,115)	$54,992

Amortization expense related to intangible assets was $3.4 million and $2.1 million for the years ended December 31, 2022 and 2021, respectively, and is reflected within depreciation and amortization expense on the consolidated statement of operations and comprehensive loss.
Future amortization expense for the Company’s intangible assets as of December 31, 2022 are estimated as follows (in thousands):

Years Ending December 31:
2023	$3,370
2024	3,370
2025	3,370
2026	2,897
2027	2,868

8.Long-term debt and other borrowings
Loan and Security Agreement (“LSA”)
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

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Convertible Notes
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
Equipment Financing
In 2022, the Company received a total of $12.0 million of proceeds from equipment financing arrangements. Terms of the agreements require monthly payments over 42-48 month maturities with imputed interest rates ranging 8%-10%. All outstanding principal and accrued and unpaid interest are due and payable at maturity. These loans are secured by certain tangible assets of the Company and include certain financial liquidity covenants. The Company was in compliance with all applicable financial covenants as of December 31, 2022.
The carrying amount of the long-term debt approximates fair value.

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future undiscounted payments for the Company’s financing liabilities as of December 31, 2022 are as follows (in thousands):

Years ending December 31:
2023	$3,759
2024	3,827
2025	3,425
2026	1,593
2027	—
Total future payments	12,604
Less: Imputed interest	(1,674)
Total long-term debt	$10,930

9.Leases
Facility leases
The Company leases its corporate headquarters and primary research and development facility located in Vancouver, Washington in a 77,974 square foot facility that includes general administrative office and laboratory space. The corporate headquarters lease commenced in December 2020 and ends in April 2028, with an option to renew the lease for an additional five-year term, at then-current market rates. The lease agreement provides for annual base rent of approximately $1.4 million in the first year of the lease term which increases on an annual basis to approximately $2.0 million in the final year of the initial lease term. As part of the lease agreement, the lessor provided tenant incentives in the amount of $3.1 million. The Company has a one-time option to terminate the lease after five years.
The Company moved from its former office and laboratory facility during the second quarter of 2021, for which the Company’s lease continues through August 2024. The Company determined it would no longer utilize the space and during the years ended December 31, 2022 and 2021, the Company recognized $0.4 million and $0.9 million, respectively, in impairment expense of certain operating lease right-of-use assets and related leasehold improvements resulting from the discontinued use.

For each of the Company’s facility lease agreements, the Company is responsible for taxes, insurance and maintenance costs.
The components of lease expense are as follows (in thousands):

	For the Years Ended December 31,
	2022	2021
Operating lease cost	1,626	1,780
Variable lease cost	434	425
Short-term lease cost	489	155
	$2,549	$2,360

Equipment leases
The Company leases certain laboratory equipment under finance leases. Property and equipment includes approximately $7.0 million and $8.8 million of assets under finance leases as of December 31, 2022 and December 31, 2021, respectively. Accumulated depreciation related to assets under finance leases was approximately $3.1 million and $1.8 million as of December 31, 2022 and December 31, 2021, respectively.

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future undiscounted lease payments for the Company’s lease liabilities as of December 31, 2022 are as follows (in thousands):

	Operating leases	Finance leases
2023	$2,353	$2,443
2024	2,195	704
2025	1,873	86
2026	1,929	—
2027	1,987	—
Thereafter	672	—
Total future lease payments	11,009	3,233
Less: Imputed interest	(2,002)	(187)
Present value of lease liabilities	$9,007	$3,046

Additional information related to the Company’s leases is as follows:

	December 31, 2022	December 31, 2021
Weighted average remaining lease term (in years)
Operating leases	4.9	6.0
Finance leases	1.6	2.2

Weighted average discount rate
Operating leases	8%	8%
Finance leases	8%	7%

10.Commitments and contingencies
As of December 31, 2022, future lease payments are secured by irrevocable standby letters of credit totaling $1.9 million. The irrevocable standby letters of credit are expected to be pledged for the full lease terms which extend through 2024 and 2028 for each of the Company’s facility leases.
The Company is not currently party to any material claims or legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss or a potential range of loss is both probable and reasonably estimable.
11.Redeemable convertible preferred stock
Redeemable Convertible Preferred Stock
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
Preferred stock warrants
As part of the Class A-1 funding in 2016, a warrant for the purchase of 93,007 Class A-1 Preferred Units at an exercise price of $1 per unit and exercisable at any time before April 2026 was granted to an investor. This warrant was exchanged for a warrant to purchase Class A-1 preferred stock at equivalent terms in October 2020. Because the underlying shares are redeemable for conditions outside of the Company’s control, the

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
warrant was classified within other long-term liabilities on the consolidated balance sheets and recognized at fair value at each reporting period with the change in fair value recorded in other expense on the consolidated statement of operations and comprehensive loss prior to the IPO. The warrant was converted into a warrant to purchase 307,211 shares of the Company’s common stock upon the closing of the IPO. The warrant holder fully exercised the warrant to purchase common stock for cash during the year ended December 31, 2021, following the IPO.
12.Stock-based compensation
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
Total stock-based compensation expense related to all of the Company’s stock-based awards was recorded in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	For the Years Ended December 31,
	2022	2021
Research and development	$4,734	$4,637
Selling, general and administrative	7,924	5,971
Total stock-based compensation expense	$12,658	$10,608

Restricted Stock
Upon the LLC Conversion, the outstanding 3,329,707 incentive units were exchanged for 2,671,907 restricted shares of common stock granted under the 2020 Plan based on a ratio determined by their threshold amount and the fair value of the restricted stock. The exchange was accounted for as a probable-to-probable modification (Type I modification), and the fair value of the restricted shares did not exceed the fair value of the incentive units on the date of exchange. Accordingly, the restricted shares are measured at the grant date fair value of the incentive units. Shares of restricted stock that do not vest are subject to the Company’s right of repurchase or forfeiture. In connection with its acquisitions of Denovium and Totient, the Company issued restricted shares of common stock that vest over time subject to continued service.
Activity for the restricted shares is shown below:

Number of shares
Unvested as of December 31, 2021	2,585,670
Repurchased	(789,846)
Vested	(782,516)
Unvested as of December 31, 2022	1,013,308

As of December 31, 2022, there was $2.3 million of unrecognized compensation expense related to the restricted shares expected to be recognized over a remaining weighted-average period of 2.0 years.
During the year ended December 31, 2022, the Company granted 68,175 shares of restricted stock units to certain employees and consultants under the 2021 Plan. As of December 31, 2022, 36,129 shares of these restricted stock units were outstanding and unvested. As of December 31, 2022, total unrecognized stock-based compensation related to these restricted stock units was $0.3 million, which the Company expects to recognize over a remaining weighted average period of 2.6 years.

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
The aggregate intrinsic value of the 394,736 SARs outstanding as of December 31, 2022 is $0.8 million based on the Company’s closing stock price of $2.10 per share as reported on the Nasdaq Global Select Market on such date.

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options
Stock options generally vest 25% after one year from the date of the grant with the remainder vesting monthly over the following three-year period. Certain options have alternative vesting schedules including ratably over 1-4 years and immediate vesting. The Company recognizes forfeitures as they occur and uses the straight-line expense recognition method. Activity for stock options is shown below:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands $)
Outstanding at December 31, 2021	7,757,401	$3.72	9.2	$40,939
Granted	7,679,043	5.40
Exercised	(537,078)	1.26
Canceled/ Forfeited	(3,192,316)	5.22
Expired	(277,651)	5.84
Outstanding at December 31, 2022	11,429,399	4.49	8.4	2,949
Exercisable at December 31, 2022	3,008,380	$3.03	6.9	$2,058
Vested and expected to vest as of December 31, 2022	11,429,399		8.4	$2,949

The aggregate intrinsic value was calculated based on the estimated fair value of common stock of $2.10 per share.
The weighted-average grant date fair value of stock options granted during the years ended December 31, 2022 and 2021 was $3.18 and $4.28, respectively. The grant date fair value of options vested during the years ended December 31, 2022 and 2021 was $9.6 million and $2.4 million, respectively. The intrinsic value of options exercised, which represents the value of the Company’s common stock at the time of exercise in excess of the exercise price, was $2.1 million during the year ended December 31, 2022. As of December 31, 2022, total unrecognized stock-based compensation related to stock options was $24.9 million, which the Company expects to recognize over a remaining weighted average period of 2.9 years.
Under the 2020 Plan and 2021 Plan, the Company has also granted a limited quantity of cash-settled SARs to certain employees and consultants based outside the United States. As of December 31, 2022, 127,846 of these SARs were outstanding with a weighted average exercise price of $5.72 per share. The fair value is remeasured at the end of each reporting period based on the Company’s stock price, with remeasurements reflected as an adjustment to compensation expense in the consolidated statements of operations and comprehensive loss. As of December 31, 2022 and December 31, 2021, the Company had recognized $0.0 million and $0.1 million, respectively, classified within other long-term liabilities on the consolidated balance sheets.
Determination of Fair Value
The estimated grant-date fair value of all the Company’s stock options was calculated using the Black-Scholes option pricing model, based on the following assumptions:

For the Years Ended December 31,
	2022	2021
Expected term (in years)	5.5-6.1	3.5-6.1
Volatility	63%-65%	45%-47%
Risk-free interest rate	1.6%-4.2%	0.3%-1.5%
Dividend Yield	—%	—%

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
During the periods prior to the IPO, the Company’s determination of the value of its common stock was performed using methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants (“AICPA”), Audit and Accounting Practice Aid Series: Valuation of Privately Held Company Equity Securities Issued as Compensation (“AICPA Practice Aid”). In addition, the Board considered various objective and subjective factors to determine the fair value of the common stock, including:
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
•US and global economic conditions;

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•the likelihood of achieving a liquidity event for the holders of the Company’s common stock, given prevailing market conditions; and
•the market value and volatility of comparable companies.
The AICPA Practice Aid prescribes several valuation approaches for setting the value of an enterprise, such as the cost, income and market approaches, and various methodologies for allocating the value of an enterprise to its common stock. The cost approach establishes the value of an enterprise based on the cost of reproducing or replacing the property less depreciation and functional or economic obsolescence, if present. The income approach established the value of an enterprise based on the present value of future cash flows that were reasonably reflective of our future operations, discounting to the present value with an appropriate risk adjusted discount rate or capitalization rate. The market approach was based on the assumption that the value of an asset is equal to the value of a substitute asset with the same characteristics.
In accordance with the AICPA Practice Aid, the Company considered the various methods for allocating the enterprise value to determine the fair value of its common stock at the valuation date. Under the option pricing method (“OPM”), shares were valued by creating a series of call options with exercise prices based on the liquidation preferences and conversion terms of each equity class. The value of the common stock was inferred by analyzing these options. The probability weighted expected return method (“PWERM”) was a scenario-based analysis that estimated the value per share based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available, as well as the economic and control rights of each share class.
Until the IPO in July 2021, the Company used a hybrid method to determine the estimated fair value of its common stock, which included both the OPM and PWERM models.
In June 2021, the Company increased the number of shares of common stock reserved for future issuance under the 2020 Plan to 11,980,029. In July 2021, upon the completion of IPO, the Company adopted the 2021 Plan. The number of shares of common stock initially reserved for future issuance under the 2021 Plan was 8,133,750. On January 1, 2022, the number of shares of common stock reserved for future issuance under the 2021 Plan was increased by 4,632,401 shares pursuant to an automatic annual increase. As of December 31, 2022, 8,874,295 shares were available for issuance under the 2021 Plan.
Employee Stock Purchase Plan
In July 2021, the Board adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”), which was subsequently approved by the Company’s stockholders and became effective in connection with the IPO. A total of 903,750 shares of common stock were reserved for issuance under the 2021 ESPP. The ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions of up to 15% of their regular compensation at a discount of 85% of the fair market value of the Company’s common stock on the first day or last day, whichever is less, of the applicable offering period, subject to any plan limitations.
The first offering period commenced in October 2022, and, as of December 31, 2022, no shares of common stock had been issued under the 2021 ESPP.
13.Fair Value Measurements
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

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Debt Securities:
Money market funds	$5,050	$—	$—	$5,050
Certificates of deposit	27,740	—	—	27,740
U.S. treasury bills	76,736	—	—	76,736
Equity Securities:
Equity securities without RDFV	—	—	1,200	1,200
Total assets	$109,526	$—	$1,200	$110,726
Liabilities:
Contingent consideration	$—	$—	$12,750	$12,750
Total liabilities	$—	$—	$12,750	$12,750

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Equity securities without RDFV	$—	$—	$1,200	$1,200
Total assets	$—	$—	$1,200	$1,200
Liabilities:
Contingent consideration	$—	$—	$12,000	$12,000
Total liabilities	$—	$—	$12,000	$12,000

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides reconciliation for all liabilities measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2022 (in thousands):

	Contingent consideration	Total liabilities
Balance at December 31, 2021	$12,000	$12,000
Change in fair value during 2022	750	750
Balance at December 31, 2022	$12,750	$12,750

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
The contingent consideration liability is related to the Totient acquisition and is included in accrued expenses on the consolidated balance sheet as of December 31, 2022. The change in fair value of the contingent consideration liability is included within research and development expense on the consolidated statement of operations for the year ended December 31, 2022. Refer to Note 4: Acquisitions for further information.
There are significant judgments, assumptions and estimates inherent in the determination of the fair value of each of the instruments described above. In the future, depending on the valuation approaches used and the expected timing and weighting of each, the inputs described above, or other inputs, may have a greater or lesser impact on the Company’s estimates of fair value.
14.Employee Benefit Plan
The Company sponsors a 401(k) tax-deferred savings plan for all employees who meet certain eligibility requirements. Participants may contribute, on a pre-tax or post-tax basis, a percentage of their annual compensation, not to exceed a maximum contribution amount pursuant to Section 401(k) of the Internal Revenue Code. The Company match is 100% of the employees’ first contribution of 3%, plus 50% of the next 2% of eligible compensation contributed by the employee, up to a maximum Company match of 4% of compensation for each employee. The Company contributed $1.0 million and $0.6 million for the years ended December 31, 2022 and 2021, respectively.
15.Related Party Transactions
During the year ended December 31, 2021, Phoenix Venture Partners II, L.P. exercised a warrant to purchase 307,211 shares of the Company’s common stock at an exercise price of $0.3027 per share, resulting in total cash proceeds to the Company of $0.1 million. Zachariah Jonasson, a member of the Board, is a principal of Phoenix Venture Partners II, L.P.

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16.Net loss per share attributable to common stockholders
Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	For the Years Ended December 31,
	2022	2021
Numerator:
Net loss	$(104,904)	$(100,960)
Cumulative undeclared preferred stock dividends	—	(2,284)
Net loss available to common stockholder	$(104,904)	$(103,244)

Denominator:
Weighted-average common shares outstanding	90,845,629	49,685,194

Net loss per share, basic and diluted	$(1.15)	$(2.08)

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
Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	For the Years Ended December 31,
	2022	2021
Redeemable convertible preferred stock	—	25,489,573
Redeemable convertible preferred stock warrants	—	189,377
Stock options	10,751,992	6,379,236
Restricted stock units	47,086	—
Unvested restricted stock	1,859,446	2,616,641

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17.Income Taxes
Provision for Income Taxes:
The Company was classified as a partnership, and was therefore a pass-through entity, for US income tax purposes through the LLC Conversion on October 15, 2020. The Company incurred net losses for the years ended December 31, 2022 and 2021.
The significant components of income tax benefit are as follows (in thousands):

	Years Ended December 31,
	2022	2021
Current
Federal	$—	$—
State	3	2
Foreign	41	—
Total current	44	2

Deferred expense/(benefit)
Federal	(505)	(7,254)
State	—	(1,647)
Total deferred	(505)	(8,901)

Total	$(461)	$(8,899)

The income tax benefit for the years ended December 31, 2022 and 2021 primarily relate to change in valuation allowance offset by state taxes and taxes in foreign jurisdictions.
The provision for income taxes results in effective tax rates which are different than the federal income tax statutory rate. The following include the nature of the differences for the years ended December 31, 2022 and 2021:

	2022	2021
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal benefits	5.9	4.8
Tax contingencies, net of reversals	(0.6)	—
Section 162(m) limitation	(0.2)	—
Stock-based compensation	(0.5)	(0.9)
Research and development credits	2.4	0.6
Return-to-provision	0.6	—
Change in valuation allowance	(27.1)	(9.1)
Change in fair value of convertible promissory notes	—	(6.6)
Tax-effect of change in entity status	—	0.3
Revaluation of warrant liability	—	(1.0)
Other	(1.1)	(1.0)
Effective tax rate	0.4%	8.1%

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income tax purposes.
Significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2022 and 2021 are as follows (in thousands):

	2022	2021
Deferred tax assets:
Net operating losses	$32,588	$22,508
Research and development credits	3,835	698
Capitalized research and development expenses	13,350	—
Stock-based compensation	3,498	1,342
Lease liability	2,424	2,651
Accrued expenses	970	300
Gross deferred tax assets	56,665	27,499
Less valuation allowance	(39,007)	(10,481)
Total deferred tax assets	17,658	17,018

Deferred tax liabilities:
Property and equipment	(1,971)	(1,054)
Intangibles	(13,800)	(14,167)
Right-of-use lease asset	(2,125)	(2,540)
Gross deferred tax liabilities	(17,896)	(17,761)
Deferred tax liabilities, net	$(238)	$(743)

As of December 31, 2022, the Company has remaining federal net operating losses of $126.9 million and has state net operating loss carryforwards of approximately $103.4 million to offset against future taxable income for state tax purposes. Under the Tax Cuts and Jobs Act of 2017 (“TCJA”), federal net operating losses incurred in 2018 and future years may be carried forward indefinitely, but the deductibility of such federal NOLs is subject to an annual limitation. NOLs generated prior to 2018 are eligible to be carried forward up to 20 years. State net operating losses can be carried forward for 5 to 20 years depending on the jurisdiction and will begin to expire in years 2035-2042. The company also has Federal research credit carryforwards of approximately $3.8 million that will begin to expire in 2039.
In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Evaluating the need for a valuation allowance for deferred tax assets often requires judgment and analysis of all the positive and negative evidence available, including cumulative losses in recent years and projected future taxable income, to determine whether all or some portion of the deferred tax assets will not be realized. As of December 31, 2022, the Company has recorded a full valuation allowance to offset the net deferred tax assets as the Company believes it is not more likely than not that the net deferred tax assets will be fully realizable. The valuation allowance increased $28.5 million during the year ended December 31, 2022 and $10.0 million during the year ended December 31, 2021.
Under the provisions of the Internal Revenue Code, certain substantial changes in the company's ownership may result in a limitation on the amount of net operating loss carryforwards and research and development credit carryforwards which could be utilized annually to offset future taxable income and taxes payable. A formal Section 382 study was not performed through December 31, 2022.
The Company has not recognized withholding tax accrual for the undistributed earnings of its foreign operations as the Company considers these earning to be indefinitely reinvested.

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. The Company had unrecognized tax benefits of $1.4 million as of December 31, 2022 and $0.7 million unrecognized tax benefits as of December 31, 2021.
The Company recognizes penalties and interest related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2022 and December 31, 2021, there are no accrued penalties or interest recorded in the financial statements. All unrecognized tax benefits would currently not have an impact on the effective rate if recognized.
The following is a reconciliation of the Company’s unrecognized tax benefits (in thousands):

	2022	2021
Balance at January 1	$698	$—
Additions Based On Tax Positions Related to Current Year	641	698
Additions Based On Prior Tax Positions	51	—
Reductions For Tax Positions In Prior Years	—	—
Settlements		—
Balance at December 31	$1,390	$698

The Company does not anticipate any significant increases or decreases in its uncertain tax positions within the next twelve months.
As of December 31, 2022 the Company’s statutes of limitations are open for all federal and state years filed after the years ended December 31, 2019 and 2018, respectively. Net operating loss and credit carryforwards from all years are subject to examination and adjustments for the three years following the year in which the carryforwards are utilized. The Company is not currently under Internal Revenue Service or state examination.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Changes in Internal Control over Financial Reporting
We remediated the material weakness relating to our internal control over financial reporting, as described below. Except as otherwise described herein, there was no change in our internal control over financial reporting that occurred during the fourth quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Remediation of Material Weakness in Internal Control over Financial Reporting
We strengthened our internal control over financial reporting through hiring of additional finance and accounting personnel with the requisite technical knowledge and skills, implementation of appropriate segregation of duties, and formalization of accounting policies and controls. Management believes that significant progress has been made in enhancing internal controls as of December 31, 2022 and has concluded that the enhanced controls are operating effectively. The material weakness described in Part II, Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2021 has been fully remediated.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Part III.

Item 10. Directors, Executive Officers and Corporate Governance
We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or, persons performing similar functions. A current copy of the code is posted on the Corporate Governance section of our investor relations website, which is located at investors.absci.com. We intend to disclose future amendments to such code, or any waivers of a provision of the code, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, or our directors on our website or in a Current Report on Form 8-K. Information contained on the website is not incorporated by reference into this Annual Report on Form 10-K.
The remaining information required under this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 11. Executive Compensation
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14. Principal Accounting Fees and Services
Our independent public accounting firm is Ernst & Young, LLP, Seattle, WA, PCAOB Auditor ID 42.
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Part IV.
Item 15. Exhibits, Financial Statement Schedules
(a)1. Financial Statements.
The following financial statements are filed as a part of this report:

Page
Report of Independent Registered Public Accounting Firm	84
Consolidated Financial Statements:
Consolidated Balance Sheet as of December 31, 2022 and 2021	85
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2022 and 2021	86
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the years ended December 31, 2022 and 2021	87
Consolidated Statement of Cash Flows for the years ended December 31, 2022 and 2021	88
Notes to the Consolidated Financial Statements	89
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

3.2	Amended and Restated Bylaws of the Absci Corporation (filed as Exhibit 3.1 to the Form 8-K, File No. 001-40646, filed by Absci Corporation on December 15, 2022 and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Form S-1, File No. 333-257553, filed by Absci Corporation on July 19, 2021).
4.2
Investors’ Rights Agreement by and among the Registrant and certain of its stockholders dated October 19, 2020 (filed as Exhibit 4.2 to the Form S-1, File No. 333-257553, filed by Absci Corporation on June 30, 2021 and incorporated herein by reference).

4.3	Description of the Registrant’s Securities (filed as Exhibit 4.3 to the Annual Report on Form 10-K for the year ended December 31, 2021 filed by Absci Corporation on March 22, 2022).
10.1#
2020 Stock Option and Grant Plan and forms of award agreements thereunder (filed as Exhibit 10.1 to the Form S-1, File No. 333-257553, filed by Absci Corporation on June 30, 2021 and incorporated herein by reference).

10.2#
2021 Stock Option and Incentive Plan and forms of award agreements thereunder (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed by Absci Corporation on November 9, 2022 and incorporated herein by reference).

10.3#	2021 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the Form S-1, File No. 333-257553, filed by Absci Corporation on July 15, 2021 and incorporated herein by reference).

10.4#	Senior Executive Cash Incentive Bonus Plan (filed as Exhibit 10.4 to the Form S-1, File No. 333-257553, filed by Absci Corporation on July 15, 2021 and incorporated herein by reference).
10.5#
Amended and Restated Non-Employee Director Compensation Policy (filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed by Absci Corporation on August 11, 2022 and incorporated herein by reference).

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

10.9#
Employment Agreement, by and between the Registrant and Sarah Korman, dated as of July 26, 2021. (filed as Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 2021, filed by Absci Corporation on March, 2022 and incorporated herein by reference).

10.10#
Separation Agreement by and between the Company and Matthew Weinstock dated September 30, 2022 (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed by Absci Corporation on November 9, 2022 and incorporated herein by reference).

10.11#
Consulting Agreement by and between the Company and Matthew Weinstock dated October 4, 2022 (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed by Absci Corporation on November 9, 2022 and incorporated herein by reference).

10.12
Lease, by and between the Registrant and Columbia Tech Center, L.L.C., dated as of December 2, 2020, as amended by First Lease Modification Agreement, dated as of March 8, 2021 (filed as Exhibit 10.11 to the Form S-1, File No. 333-257553, filed by Absci Corporation on June 30, 2021 and incorporated herein by reference).

23.1	Consent of Independent Registered Accounting Firm.
24.1	Power of Attorney (reference is made to the signature page hereto).
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

ABSCI CORPORATION

Date: March 30, 2023	By:	/s/ Sean McClain
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

Date: March 30, 2023	By:	/s/ Gregory Schiffman
Gregory Schiffman
Chief Financial Officer (Principal Financial Officer)

Date: March 30, 2023	By:	/s/ Todd Bedrick
Todd Bedrick
Chief Accounting Officer (Principal Accounting Officer)

Date: March 30, 2023	By:	/s/ Zachariah Jonasson
Zachariah Jonasson, Ph.D.
Director

Date: March 30, 2023	By:	/s/ Ivana Magovcevic-Liebisch
Ivana Magovcevic-Liebisch, Ph.D.
Director

Date: March 30, 2023	By:	/s/ Karen McGinnis
Karen McGinnis, C.P.A.
Director

Date: March 30, 2023	By:	/s/ Amrit Nagpal
Amrit Nagpal
Director

Date: March 30, 2023	By:	/s/ Daniel Rabinovitsj
Daniel Rabinovitsj
Director

Date: March 30, 2023	By:	/s/ Joseph Sirosh
Joseph Sirosh, PhD
Director