Form 10-Q
period 2023-03-31
Absci Corp
filed 2023-05-15
CIK 1672688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes   ☐     No  ☒
The registrant had outstanding 92,503,336 shares of $0.0001 par value common stock as of April 24, 2023.

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

Part I. Financial Information
Item 1. Financial Statements
ABSCI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except for share and per share data)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$11,409	$59,955
Restricted cash	15,027	15,023
Short-term investments	132,849	104,476
Receivables under development arrangements, net	1,326	1,550
Prepaid expenses and other current assets	4,706	5,859
Total current assets	165,317	186,863
Operating lease right-of-use assets	5,106	5,319
Property and equipment, net	50,166	52,723
Intangibles, net	50,780	51,622
Goodwill	21,335	21,335
Restricted cash, long-term	1,882	1,864
Other long-term assets	1,222	1,282
TOTAL ASSETS	$295,808	$321,008
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,933	$2,412
Accrued expenses	18,089	20,481
Long-term debt	3,078	2,946
Operating lease obligations	1,712	1,690
Financing lease obligations	2,030	2,296
Deferred revenue	359	445
Total current liabilities	27,201	30,270
Long-term debt - net of current portion	7,190	7,984
Operating lease obligations - net of current portion	6,881	7,317
Finance lease obligations - net of current portion	347	750
Deferred tax, net	224	238
Other long-term liabilities	—	35
TOTAL LIABILITIES	41,843	46,594
Commitments (See Note 8)
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 92,481,972 and 92,411,103 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	9	9
Additional paid-in capital	573,335	570,454
Accumulated deficit	(319,284)	(295,929)
Accumulated other comprehensive loss	(95)	(120)
TOTAL STOCKHOLDERS' EQUITY	253,965	274,414
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$295,808	$321,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended March 31,
(In thousands, except for share and per share data)	2023	2022
Revenues
Technology development revenue	$1,269	$454
Collaboration revenue	—	365
Total revenues	1,269	819
Operating expenses
Research and development	12,657	15,827
Selling, general and administrative	9,593	10,889
Depreciation and amortization	3,504	2,906
Total operating expenses	25,754	29,622
Operating loss	(24,485)	(28,803)
Other income (expense)
Interest expense	(321)	(195)
Other income, net	1,458	125
Total other income (expense), net	1,137	(70)
Loss before income taxes	(23,348)	(28,873)
Income tax expense	(7)	(621)
Net loss	$(23,355)	$(29,494)

Net loss per share: Basic and diluted	$(0.26)	$(0.33)

Weighted-average common shares outstanding: Basic and diluted	91,479,452	90,272,205

Comprehensive loss:
Net loss	$(23,355)	$(29,494)
Foreign currency translation adjustments	(14)	(10)
Unrealized gain on investments	39	—
Comprehensive loss	$(23,330)	$(29,504)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except for share and per share data)	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balances - December 31, 2022	92,411,103	$9	$570,454	$(295,929)	$(120)	$274,414
Issuance of shares under stock plans, net of shares withheld for tax payments	171,899	—	229	—	—	229
Stock-based compensation	—	—	2,652	—	—	2,652
Forfeiture of common stock	(101,030)	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	(14)	(14)
Unrealized gain on investments	—	—	—	—	39	39
Other	—	—	—	—	—	—
Net loss	—	—	—	(23,355)	—	(23,355)
Balances - March 31, 2023	92,481,972	$9	$573,335	$(319,284)	$(95)	$253,965

(In thousands, except for share and per share data)	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balances - December 31, 2021	92,648,036	$9	$557,136	$(191,025)	$(13)	$366,107
Issuance of shares under stock plans, net of shares withheld for tax payments	187,151		213	—	—	213
Stock-based compensation	—	—	3,680	—	—	3,680
Foreign currency translation adjustments	—	—	—	—	(10)	(10)
Net loss	—	—	—	(29,494)	—	(29,494)
Balances - March 31, 2022	92,835,187	$9	$561,029	$(220,519)	$(23)	$340,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
(In thousands)	2023	2022
Cash Flows From Operating Activities
Net loss	(23,355)	(29,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,504	2,906
Deferred income taxes	(14)	616
Stock-based compensation	2,652	3,740
Change in fair value of contingent consideration	—	750
Accretion of discount on short-term investments	(832)	—
Other	(338)	—
Changes in operating assets and liabilities:
Receivables under development arrangements	247	1,074
Prepaid expenses and other current assets	1,153	1,801
Operating lease right-of-use assets and liabilities	(201)	(86)
Other long-term assets	60	—
Accounts payable	(482)	637
Accrued expenses and other liabilities	(2,427)	(4,531)
Deferred revenue	(86)	1,438
Net cash used in operating activities	(20,119)	(21,149)
Cash Flows From Investing Activities
Purchases of property and equipment	(280)	(6,857)
Investment in short-term investments	(69,073)	—
Proceeds from maturities of short-term investments	42,000	—
Proceeds from sales of property and equipment	52	—
Net cash used in investing activities	(27,301)	(6,857)
Cash Flows From Financing Activities
Principal payments on long-term debt	(662)	(600)
Principal payments on finance lease obligations	(671)	(671)
Proceeds from issuance of common stock, net of issuance costs	229	213
Net cash used in financing activities	(1,104)	(1,058)
Net decrease in cash, cash equivalents, and restricted cash	(48,524)	(29,064)
Cash, cash equivalents and restricted cash - Beginning of year	76,842	279,926
Cash, cash equivalents, and restricted cash - End of period	$28,318	$250,862

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Cash paid for amounts included in the measurement of operating lease liabilities	596	565
Property and equipment purchases included in accounts payable	126	3,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.Organization and nature of operations
Absci Corporation (the “Company”) is a generative AI drug creation company harnessing deep learning and synthetic biology to expand the therapeutic potential of proteins. Absci leverages its integrated drug creation platform (the “Integrated Drug Creation Platform”) to identify novel drug targets and create promising biotherapeutic candidates. The Company was organized in the State of Oregon in August 2011 as a limited liability company and converted to a limited liability company (“LLC”) in Delaware in April 2016. In October 2020, the Company converted from a Delaware LLC to a Delaware corporation. The Company’s headquarters are located in Vancouver, Washington.
Unaudited Interim Financial Information
We prepared our interim condensed consolidated financial statements that accompany these notes in conformity with U.S. GAAP, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 31, 2022.
We have made estimates and judgments affecting the amounts reported in our condensed consolidated financial statements and the accompanying notes. The actual results that we experience may differ materially from our estimates. The interim financial information is unaudited and reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This report should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 where we include additional information about our critical accounting estimates.
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
There have been no material changes in the accounting policies from those disclosed in the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 30, 2022.
3.Revenue recognition
Contract balances
Contract assets are generated when contractual billing schedules differ from revenue recognition timing and the Company records a contract asset when it has an unconditional right to consideration. As of March 31, 2023 and December 31, 2022, contract assets were $1.3 million and $1.1 million, respectively.
Contract liabilities are recorded in deferred revenue when cash payments are received or due in advance of the satisfaction of performance obligations. As of March 31, 2023 and December 31, 2022, contract liabilities were $0.4 million and $0.4 million, respectively. During the three months ended March 31, 2023 and 2022, the Company recognized $0.1 million and $0.4 million, respectively, as revenue that had been included in deferred revenue at the beginning of the period.
4.Investments
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

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
The amortized cost and fair value of investments are as follows (in thousands):

	March 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Assets
Money market funds	$5,497	$—	$—	$5,497
Certificates of deposit	58,169	—	—	58,169
U.S. treasury bills	74,682	7	(9)	74,680
Total	$138,348	$7	$(9)	$138,346
Classified as:
Cash equivalents				$5,497
Short-term investments				132,849
Long-term investments				—
Total				$138,346

	December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Assets
Money market funds	$5,050	$—	$—	$5,050
Certificates of deposit	27,740	—	—	27,740
U.S. treasury bills	76,777	2	(43)	76,736
Total	$109,567	$2	$(43)	$109,526
Classified as:
Cash equivalents				$5,050
Short-term investments				104,476
Long-term investments				—
Total				$109,526

Investments held as of March 31, 2023 consist of cash equivalents with contractual maturities of three months or less and U.S. treasury bills with original maturities between four and six months. Proceeds from maturities of U.S. treasury bills were $42.0 million for the three months ended March 31, 2023. There were no realized gains and losses on securities for the three months ended March 31, 2023. Unrealized gains and losses on securities were primarily due to changes in interest rates.

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The fair values of investments in an unrealized loss position are as follows (in thousands):

	March 31, 2023
	Less than 12 Months		12 Months or Greater
	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. treasury bills	$54,009	$(9)	—	—
Total	$54,009	$(9)	$—	$—

	December 31, 2022
	Less than 12 Months		12 Months or Greater
	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. treasury bills	$61,845	$(43)	—	—
Total	$61,845	$(43)	$—	$—

The Company does not intend to sell securities that are in an unrealized loss position and believes that it is not more likely than not that it will be required to sell these securities before recovery of amortized cost. The Company held no investments as of March 31, 2022.
5.Property and equipment, net
Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Construction in progress	$39	$293
Lab Equipment	34,400	34,168
Software	298	298
Furniture, Fixtures and Other	6,308	6,307
Leasehold Improvements	26,921	26,860
Total Cost	67,966	67,926
Less accumulated depreciation and amortization	(17,800)	(15,203)
Property and equipment, net	$50,166	$52,723

Depreciation expense was $2.7 million and $2.1 million for the three months ended March 31, 2023 and 2022, respectively.

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6.Intangibles, net
Intangible assets are as follows (in thousands):

	March 31, 2023			December 31, 2022
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Denovium Engine	2,507	(1,101)	1,406	2,507	(975)	1,532
Monoclonal antibody library	46,300	(4,218)	42,082	46,300	(3,640)	42,660
Developed software platform and the related methods patents	8,300	(1,008)	7,292	8,300	(870)	7,430
Intangible assets, net	$57,107	$(6,327)	$50,780	$57,107	$(5,485)	$51,622

Amortization expense related to intangible assets was $0.8 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively, and is reflected within depreciation and amortization expense on the condensed consolidated statement of operations and comprehensive loss.
Future amortization expense for the Company’s intangible assets as of March 31, 2023 are estimated as follows (in thousands):

Years Ending December 31:
2023 (nine months remaining)	$2,528
2024	3,370
2025	3,370
2026	2,897
2027	2,868

7.Long-term debt and other borrowings
Equipment Financing
In 2022, the Company received a total of $12.0 million of proceeds from equipment financing arrangements. Terms of the agreements require monthly payments over 42-48 month maturities with imputed interest rates ranging 8%-10%. All outstanding principal and accrued and unpaid interest are due and payable at maturity. These loans are secured by certain tangible assets of the Company, include certain financial covenants, and contain subjective acceleration clauses that allow for outstanding amounts under the agreement to become immediately due in the event of a material adverse change in the Company's business condition or change in control. The Company was in compliance with all applicable financial covenants as of March 31, 2023.
The carrying amount of the long-term debt approximates fair value.
8.Commitments and contingencies
As of March 31, 2023, future lease payments are secured by irrevocable standby letters of credit totaling $1.9 million. The irrevocable standby letters of credit are expected to be pledged for the full lease terms which extend through 2024 and 2028 for each of the Company’s facility leases.
The Company is not currently party to any material claims or legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss or a potential range of loss is both probable and reasonably estimable.
9.Stock-based compensation
The Company grants stock options, restricted stock units, and stock appreciation rights (“SARs”) under the 2021 Stock Option and Incentive Plan (“2021 Plan”) as awards to incentivize employee service. On January 1,

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2023, the number of shares of common stock reserved for future issuance under the 2021 Plan was increased by 4,620,555 shares pursuant to an automatic annual increase. As of March 31, 2023, 7,356,956 shares were available for issuance under the 2021 Plan.
Total stock-based compensation expense related to all of the Company’s stock-based awards was recorded in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Research and development	$1,193	$1,423
Selling, general and administrative	1,473	2,357
Total stock-based compensation expense	$2,666	$3,780

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

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands $)
Outstanding at December 31, 2022	11,429,399	$4.49	8.4	$2,949
Granted	6,744,860	2.05
Exercised	(54,774)	1.10		36
Canceled/Forfeited	(545,645)	3.72
Expired	(60,273)	7.25
Outstanding at March 31, 2023	17,513,567	3.58	8.9	1,861
Exercisable at March 31, 2023	3,697,451	$3.81	7.1	$1,376
Vested and expected to vest as of March 31, 2023	17,513,567	$3.58	8.9	$1,861

The aggregate intrinsic value of outstanding stock options as of March 31, 2023 was calculated based on the fair value of common stock of $1.75 per share.
The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2023 and 2022 was $1.46 and $4.49, respectively. The grant date fair value of options vested during the three months ended March 31, 2023 and 2022 was $3.5 million and $0.8 million, respectively. As of March 31, 2023, total unrecognized stock-based compensation related to stock options was $31.2 million, which the Company expects to recognize over a remaining weighted average period of 3.0 years.

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Determination of Fair Value
The estimated grant-date fair value of all the Company’s stock options was calculated using the Black-Scholes option pricing model, based on the following assumptions:

For the Three Months Ended March 31,
	2023	2022
Expected term (in years)	5.3-6.1	5.7-7.0
Volatility	79%-80%	63%-67%
Risk-free interest rate	3.4%-4.2%	0.8%-2.2%
Dividend Yield	—%	—%

Restricted Stock
Activity for the shares of restricted stock is shown below:

Number of shares
Unvested as of December 31, 2022	1,013,308
Forfeitures	(101,030)
Vested	(120,751)
Unvested as of March 31, 2023	791,527

As of March 31, 2023, there was $1.8 million of unrecognized compensation expense related to the outstanding shares of restricted stock expected to be recognized over a remaining weighted-average period of 1.8 years.
Stock Appreciation Rights
In January 2021, the Company issued SARs that are contingent upon a liquidity event that is not probable of occurrence; accordingly, no compensation expense has been recognized for these awards. The aggregate intrinsic value of the 394,736 SARs outstanding as of March 31, 2023 is $0.7 million based on the Company’s closing stock price of $1.75 per share as reported on the Nasdaq Global Select Market on such date.
Under the Company’s 2020 Stock Option and Grant Plan and 2021 Plan, the Company has also granted a limited quantity of cash-settled SARs to certain employees and consultants based outside the United States. As of March 31, 2023, 202,570 of these SARs were outstanding with a weighted average exercise price of $4.34 per share. The fair value is remeasured at the end of each reporting period based on the Company’s stock price, with remeasurements reflected as an adjustment to compensation expense in the condensed consolidated statements of operations and comprehensive loss for such period. As of March 31, 2023 and December 31, 2022, the Company had recognized no liability for SARs classified within other long-term liabilities on the condensed consolidated balance sheets.

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Employee Stock Purchase Plan
In July 2021, the Company’s Board of Directors adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”), which was subsequently approved by the Company’s stockholders and became effective in connection with the Company’s initial public offering. The ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions of up to 15% of their regular compensation at a discount of 85% of the fair market value of the Company’s common stock on the first day or last day, whichever is less, of the applicable offering period, subject to any plan limitations. A total of 903,750 shares of common stock were reserved for issuance under the 2021 ESPP. On January 1, 2023, the number of shares of common stock reserved for issuance under the 2021 ESPP was increased by 924,111 shares pursuant to an automatic annual increase. As of March 31, 2023, 1,713,090 shares were available for issuance under the 2021 ESPP.
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
The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Debt Securities:
Money market funds	$5,497	$—	$—	$5,497
Certificates of deposit	58,169	—	—	58,169
U.S. treasury bills	74,680	—	—	74,680
Total assets	$138,346	$—	$—	$138,346
Liabilities:
Contingent consideration	$—	$—	$12,750	$12,750
Total liabilities	$—	$—	$12,750	$12,750

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Debt Securities:
Money market funds	$5,050	$—	$—	$5,050
Certificates of deposit	27,740	—	—	27,740
U.S. treasury bills	76,736	—	—	76,736
Total assets	$109,526	$—	$—	$109,526
Liabilities:
Contingent consideration	$—	$—	$12,750	$12,750
Total liabilities	$—	$—	$12,750	$12,750

The following table provides reconciliation for all liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2023 (in thousands):

	Contingent consideration	Total liabilities
Balance at December 31, 2022	$12,750	$12,750
Change in fair value during 2023	—	—
Balance at March 31, 2023	$12,750	$12,750

We review trading activity and pricing for our available-for-sale securities as of the measurement date.
The contingent consideration liability is related to the acquisition of Totient, Inc. and is included in accrued expenses on the condensed consolidated balance sheet as of March 31, 2023. The fair value estimate is based on a probability-weighted approach. Changes in fair value of the contingent consideration liability are included within research and development expense on the condensed consolidated statement of operations. The contingent consideration of $15.0 million held in escrow shall be paid upon the achievement of specific milestones and is included in restricted cash on the condensed consolidated balance sheet as of March 31, 2023.
There are significant judgments, assumptions and estimates inherent in the determination of the fair value of each of the instruments described above. In the future, depending on the valuation approaches used and the expected timing and weighting of each, the inputs described above, or other inputs, may have a greater or lesser impact on the Company’s estimates of fair value.
11.Net loss per share
Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	For the Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(23,355)	$(29,494)

Denominator:
Weighted-average common shares outstanding	91,479,452	90,272,205

Net loss per share, basic and diluted	$(0.26)	$(0.33)

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
Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	For the Three Months Ended March 31,
	2023	2022
Stock options	13,770,552	9,485,792
Restricted stock units	34,546	28,785
Unvested restricted stock	876,859	2,481,050

12.Income taxes
The Company's effective income tax rate from continuing operations was 0.0% and 2.2% for the three months ended March 31, 2023 and 2022, respectively. The difference between the effective rate and the statutory rate is primarily attributed to the change in the valuation allowance against net deferred tax assets.
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
The Company recognizes the effect of income tax positions only if those positions are “more likely than not” of being sustained. As of March 31, 2023, the Company has $1.5 million of unrecognized tax benefits. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense within the condensed consolidated financial statements. The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.

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
Total revenue was $1.3 million for the three months ended March 31, 2023 compared to $0.8 million for the three months ended March 31, 2022, due to timing of project-based milestones achieved and the mix of ongoing programs utilizing our Integrated Drug Creation platform. For the three months ended March 31, 2023 and 2022, we incurred net losses of $23.4 million and $29.5 million, respectively. Research and development expenses decreased by $3.2 million, or 20%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. As of March 31, 2023, we had an accumulated deficit of $319.3 million and cash and cash equivalents and short-term investments totaling $144.3 million.
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
•Continued significant investments in our research and development of new technologies and platform expansion: We are seeking to further refine and expand our platform and the scope of our capabilities, which may or may not be successful. This includes, but is not limited to, novel target identification, de novo discovery, incorporation of non-standard amino acids (Bionic protein creation), and application of artificial intelligence across our Integrated Drug Creation platform. We may also invest significantly in developing our own proprietary lead drug candidates and advancing them through preclinical, or later, validation. We expect to incur significant expenses to advance these research and development efforts or to invest in or acquire complementary technologies, but these efforts may not be successful.
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

	March 31,	December 31,
	2023	2022
Partners, Cumulative (1)	20	19
Programs, Cumulative (2)	48	47
Active Programs (3)	17	16

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
We classify our applications into two key categories: Discovery and Cell Line Development (“CLD”). We define “Discovery” as any projects for which we are evaluating variants of the protein-of-interest, which may include generation of the production cell line, and we define CLD as a program for which the production cell line alone is the goal of the partnership.

As of March 31, 2023, we had drug candidates in 17 Active Programs across six current partners’ preclinical or clinical pipelines. We have negotiated license agreements, or expect to negotiate license agreements upon completion of certain technology development activities, with potential downstream milestone payments and royalties for all Active Programs.
We have 14 Active Programs comprising Discovery applications consisting of three through our agreement with Merck & Co., Inc., three through our agreement with EQRx, seven with an undisclosed biotechnology company, and one with an undisclosed biotechnology company leveraging our platform capabilities to optimize pharmacokinetic properties for a Phase II candidate. Three Active Programs are focused on developing production cell lines for drug candidates that our partners are developing. Two of these CLD Active Programs are preclinical and one is in Phase 3 (PhaseBio Pharmaceuticals’ drug candidate, bentracimab, assumed by SFJ Pharmaceuticals, Inc. in January 2023).
Exclusive of our 17 Active Programs with partners, we have utilized our platform to perform technology development activities related to 31 additional molecules. These programs include both internal research programs and technology development programs with third parties intended to demonstrate our platform’s capabilities as we address successively broader ranges of biologics and modalities. We have not transferred technology or granted licenses related to these programs.
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
We expect research and development expenses to continue to increase in absolute dollars over the long-term as we enter into additional partnerships, continue to invest in platform enhancements, and develop our internal pipeline.
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
Other Income
Other income consists primarily of interest income from our investments.

Results of Operations
The results of operations presented below should be reviewed in conjunction with our condensed consolidated financial statements and notes included elsewhere in this Quarterly Report. The following tables set forth our results of operations for the periods presented (In thousands):

	For the Three Months Ended March 31,
	2023	2022
Revenues
Technology development revenue	$1,269	$454
Collaboration revenue	—	365
Total revenues	1,269	819
Operating expenses
Research and development	12,657	15,827
Selling, general and administrative	9,593	10,889
Depreciation and amortization	3,504	2,906
Total operating expenses	25,754	29,622
Operating loss	(24,485)	(28,803)
Other income (expense)
Interest expense	(321)	(195)
Other income, net	1,458	125
Total other income (expense), net	1,137	(70)
Loss before income taxes	(23,348)	(28,873)
Income tax expense	(7)	(621)
Net loss	$(23,355)	$(29,494)

Comparison of the Three Months Ended March 31, 2023 and 2022
The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (In thousands, except for percentages):
Revenue

	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
Revenues
Technology development revenue	$1,269	$454	$815	180%
Collaboration revenue	—	365	(365)	(100)%
Total revenues	$1,269	$819	$450	55%

Total revenue was $1.3 million for the three months ended March 31, 2023, representing an increase of approximately $0.5 million, or 55%, compared to $0.8 million for the three months ended March 31, 2022.
Technology development revenue increased by $0.8 million, or 180%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, driven by a combination of overall program progress, the timing of project-based milestones achieved, and the mix of ongoing programs activity.

Operating Expenses
The following table summarizes our operating expenses for the three months ended March 31, 2023 and 2022 (In thousands, except for percentages):

	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
Operating expenses
Research and development	$12,657	$15,827	$(3,170)	(20)%
Selling, general and administrative	9,593	10,889	(1,296)	(12)%
Depreciation and amortization	3,504	2,906	598	21%
Total operating expenses	$25,754	$29,622	$(3,868)	(13)%

Research and development
Research and development expenses decreased by $3.2 million, or 20%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily attributable to a decrease in laboratory operational costs of $2.2 million and the remeasurement of acquisition-related contingent consideration in the prior year.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses decreased by $1.3 million, or 12%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily driven by decreased stock-based compensation of $0.9 million and decreased administrative costs of $0.8 million, offset by increased personnel costs in the amount of $0.4 million.
Depreciation and amortization
Depreciation and amortization expense increased by $0.6 million, or 21%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily due to increased leasehold improvements.
Other Income (Expense)
The following table summarizes our other income (expense) for the three months ended March 31, 2023 and 2022 (In thousands, except for percentages):

	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
Other income (expense)
Interest expense	$(321)	$(195)	$(126)	65%
Other income, net	1,458	125	1,333	1066%
Total other income (expense), net	$1,137	$(70)	$1,207	(1724)%

Interest Expense
Interest expense was $0.3 million for the three months ended March 31, 2023 compared to $0.2 million for the three months ended March 31, 2022, representing a increase of $0.1 million, or 65%.
Other income, net
Other income, net, was $1.5 million income for the three months ended March 31, 2023 compared to $0.1 million income for the three months ended March 31, 2022, representing a change of $1.3 million, or 1066% primarily attributable to increases in investment income from short-term investments.

Liquidity and Capital Resources
Overview
As of March 31, 2023, we had $144.3 million of cash and cash equivalents and short-term investments.
We have incurred net operating losses since inception. As of March 31, 2023, our accumulated deficit was $319.3 million. To date, we have funded operations through issuances and sales of equity securities and debt, in addition to revenue generated from our technology development agreements. We believe that our cash and cash equivalents and short-term investments will be sufficient to meet our operating expenses, working capital and capital expenditure needs over at least the next 12 months following the date of this filing.
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
Equipment Financing
In 2022, we received a total of $12.0 million of proceeds from equipment financing arrangements. Terms of the agreements require monthly payments over 42-48 month periods with imputed interest rates ranging from 8%-10%. As of March 31, 2023, the combined outstanding balance on these agreements is $10.3 million.
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

Cash Flows
The following summarizes our cash flows (In thousands):

	For the Three Months Ended March 31,
	2023	2022
Net cash used in
Operating activities	(20,119)	(21,149)
Investing activities	(27,301)	(6,857)
Financing activities	(1,104)	(1,058)
Net decrease in cash, cash equivalents, and restricted cash	$(48,524)	$(29,064)

Cash Flows from Operating Activities
In the three months ended March 31, 2023, net cash used in operating activities was $20.1 million and consisted primarily of a net loss of $23.4 million adjusted for non-cash items, including depreciation and amortization expense of $3.5 million, stock-based compensation of $2.7 million, and a net increase in operating assets and liabilities in the amount of $1.7 million.
In the three months ended March 31, 2022, net cash used in operating activities was $21.1 million and consisted primarily of a net loss of $29.5 million adjusted for non-cash items, including depreciation and amortization expense of $2.9 million stock-based compensation of $3.7 million, an increase to our contingent consideration liability of $0.8 million, and a net decrease in operating assets and liabilities in the amount of $0.3 million.
Cash Flows from Investing Activities
In the three months ended March 31, 2023, net cash used in investing activities was $27.3 million. The net cash used resulted primarily from purchases of short-term investments of $69.1 million, partially offset by cash provided by maturities of short-term investments of $42.0 million.
In the three months ended March 31, 2022, net cash used in investing activities was $6.9 million primarily from purchases of lab equipment and leasehold improvements as we expanded our operations and overall operating capacity.
Cash Flows from Financing Activities
In the three months ended March 31, 2023, net cash used in financing activities was $1.1 million. The net cash used resulted primarily from principal payments of $1.3 million made for financed equipment, partially offset by proceeds from stock option exercises of $0.2 million.
In the three months ended March 31, 2022, net cash used in financing activities was $1.1 million. The net cash used resulted primarily from principal payments made for financed equipment and long-term debt in the amount of $1.3 million, partially offset by proceeds from the issuance of common stock of $0.2 million.
Income taxes
Our effective income tax rate from continuing operations was 0.0% and 2.2% for the three months ended March 31, 2023 and 2022, respectively. The difference between the effective rate and the statutory rate is primarily attributed to the change in the valuation allowance against net deferred tax assets.
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
This report should be read in conjunction with the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K where we include additional information on our business, operating segments, risk factors, critical accounting estimates, policies, and the methods and assumptions used in our estimates, among other important information. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2023.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
There have been no material changes in our reported market risks or risk management policies since the filing of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 30, 2023.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on its evaluation, management concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 30, 2023. The risks described in our Annual Report and this Quarterly Report on Form 10-Q are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on the Company. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.
There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 30, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the three months ended March 31, 2023.
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

As of March 31, 2023, we have used $179.5 million of the net proceeds from the IPO. Cash used since the IPO is described elsewhere in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our periodic reports filed with the SEC. There has been no material change in our planned use of the net proceeds from the IPO as described in the final prospectus for our IPO.
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

ABSCI CORPORATION

Date: May 15, 2023	By:	/s/ Gregory Schiffman
Gregory Schiffman
Chief Financial Officer (Principal Financial Officer)

Date: May 15, 2023	By:	/s/ Todd Bedrick
Todd Bedrick
Chief Accounting Officer (Principal Accounting Officer)