Form 10-K/A
period 2022-12-31
Absci Corp
filed 2023-05-30
CIK 1672688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes   ☐     No  ☒
As of June 30, 2022, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was approximately $176.4 million.
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

Auditor Name	Auditor Location	Auditor Firm ID
Ernst & Young, LLP	Seattle, WA	42

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, initially filed with the Securities and Exchange Commission on March 30, 2023 (the “Original 2022 Form 10-K”), is being filed to revise Part II, Item 9A “Controls and Procedures” in response to a comment received from the staff of the Securities and Exchange Commission’s Division of Corporation Finance. This Form 10-K/A amends and restates in its entirety Part II, Item 9A of the Original 2022 Form 10-K, to include information required by, and unintentionally omitted from, the Original 2022 Form 10-K.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 are being filed as Exhibits 31.3 and 31.4 to this Form 10-K/A, and the Exhibit Index in Item 15 of Part IV of the 2022 Form 10-K has also been amended to reference such currently dated certifications. Because no financial statements are included in this Form 10-K/A, paragraph 3 of the certifications has been omitted.
This Form 10-K/A does not reflect events occurring after the Original 2022 Form 10-K. Except for the changes to Part II, Item 9A and the filing of related certifications added to the list of Exhibits in Part IV, this Form 10-K/A does not modify or update in any way the disclosures contained in the Original 2022 Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original 2022 Form 10-K and our other filings with the Securities and Exchange Commission.
Part II.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on its evaluation, management concluded that our disclosure controls and procedures as of December 31, 2022 were effective at the reasonable assurance level.
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

Part IV.
Item 15. Exhibits, Financial Statement Schedules
Exhibit Index

Exhibit No.	Description

31.3	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABSCI CORPORATION

Date: May 30, 2023	By:	/s/ Sean McClain
Sean McClain
Founder, CEO (Principal Executive Officer) and Director

5