Form 10-Q
period 2023-06-30
Absci Corp
filed 2023-08-14
CIK 1672688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes   ☐     No  ☒
The registrant had outstanding 92,710,954 shares of $0.0001 par value common stock as of July 31, 2023.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors”. Forward-looking statements can often be identified by the use of terminology such as “may,” “might,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking. In particular, these forward-looking statements include, but are not limited to:
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
•our calculations and estimates related to the valuation of our intangible assets;
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
Except as otherwise indicated, references in this Quarterly Report on Form 10-Q to “Absci,” the “Company,” “we,” “us,” and “our” refer to Absci Corporation and its subsidiaries.
Trademarks
This Quarterly Report on Form 10-Q contains references to our trademarks and service marks and to those belonging to third parties. Absci®, SoluPro® and SoluPure® are our registered trademarks with the U.S. Patent and Trademark Office. We also use various other trademarks, service marks and trade names in our business, including the Absci’s stylized A logo, HiPrBind, Bionic proteins, Translating Ideas into Drugs, Bionic SoluPro, Integrated Drug Creation, Unlimit with us, Creating drugs at the speed of Ai, Better biologics for patients, faster, Breakthrough therapeutics at the click of a button, for everyone, Denovium, and Denovium Engine. All other trademarks, service marks or trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Quarterly Report on Form 10-Q may be referred to with or without the ® and ™ symbols, but references which omit the ® and ™ symbols should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.
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

Part I. Financial Information
Item 1. Financial Statements
ABSCI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except for share and per share data)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$61,048	$59,955
Restricted cash	15,066	15,023
Short-term investments	63,539	104,476
Receivables under development arrangements, net	3,157	1,550
Prepaid expenses and other current assets	5,227	5,859
Total current assets	148,037	186,863
Operating lease right-of-use assets	4,886	5,319
Property and equipment, net	47,850	52,723
Intangibles, net	49,938	51,622
Goodwill	—	21,335
Restricted cash, long-term	1,902	1,864
Other long-term assets	1,540	1,282
TOTAL ASSETS	$254,153	$321,008
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,851	$2,412
Accrued expenses	16,713	20,481
Long-term debt	3,145	2,946
Operating lease obligations	1,734	1,690
Financing lease obligations	1,541	2,296
Deferred revenue	500	445
Total current liabilities	25,484	30,270
Long-term debt - net of current portion	6,378	7,984
Operating lease obligations - net of current portion	6,423	7,317
Finance lease obligations - net of current portion	246	750
Deferred tax, net	223	238
Other long-term liabilities	—	35
TOTAL LIABILITIES	38,754	46,594
Commitments (See Note 8)
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 92,590,593 and 92,411,103 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	9	9
Additional paid-in capital	576,492	570,454
Accumulated deficit	(360,956)	(295,929)
Accumulated other comprehensive loss	(146)	(120)
TOTAL STOCKHOLDERS' EQUITY	215,399	274,414
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$254,153	$321,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except for share and per share data)	2023	2022	2023	2022
Revenues
Technology development revenue	$3,367	$636	$4,636	$1,090
Collaboration revenue	—	366	—	731
Total revenues	3,367	1,002	4,636	1,821
Operating expenses
Research and development	12,112	16,241	24,769	32,068
Selling, general and administrative	9,410	10,507	19,003	21,396
Depreciation and amortization	3,498	3,141	7,002	6,047
Goodwill impairment	21,335	—	21,335	—
Total operating expenses	46,355	29,889	72,109	59,511
Operating loss	(42,988)	(28,887)	(67,473)	(57,690)
Other income (expense)
Interest expense	(256)	(211)	(577)	(406)
Other income, net	1,583	148	3,041	273
Total other income (expense), net	1,327	(63)	2,464	(133)
Loss before income taxes	(41,661)	(28,950)	(65,009)	(57,823)
Income tax (expense) benefit	(11)	270	(18)	(351)
Net loss	$(41,672)	$(28,680)	$(65,027)	$(58,174)

Net loss per share: Basic and diluted	$(0.45)	$(0.32)	$(0.71)	$(0.64)

Weighted-average common shares outstanding: Basic and diluted	91,827,780	90,669,499	91,654,578	90,471,950

Comprehensive loss:
Net loss	$(41,672)	$(28,680)	$(65,027)	$(58,174)
Foreign currency translation adjustments	(42)	(40)	(56)	(50)
Unrealized (loss) gain on investments	(9)	2	30	2
Comprehensive loss	$(41,723)	$(28,718)	$(65,053)	$(58,222)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except for share and per share data)	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balances - December 31, 2022	92,411,103	$9	$570,454	$(295,929)	$(120)	$274,414
Issuance of shares under stock plans, net of shares withheld for tax payments	171,899	—	229	—	—	229
Stock-based compensation	—	—	2,652	—	—	2,652
Forfeiture of common stock	(101,030)	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	(14)	(14)
Unrealized gain on investments	—	—	—	—	39	39
Net loss	—	—	—	(23,355)	—	(23,355)
Balances - March 31, 2023	92,481,972	$9	$573,335	$(319,284)	$(95)	$253,965
Issuance of shares under stock plans, net of shares withheld for tax payments	108,621	—	116	—	—	116
Stock-based compensation	—	—	3,041	—	—	3,041
Foreign currency translation adjustments	—	—	—	—	(42)	(42)
Unrealized loss on investments	—	—	—	—	(9)	(9)
Net loss	—	—	—	(41,672)	—	(41,672)
Balances - June 30, 2023	92,590,593	$9	$576,492	$(360,956)	$(146)	$215,399

(In thousands, except for share and per share data)	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balances - December 31, 2021	92,648,036	$9	$557,136	$(191,025)	$(13)	$366,107
Issuance of shares under stock plans, net of shares withheld for tax payments	187,151		213	—	—	213
Stock-based compensation	—	—	3,680	—	—	3,680
Foreign currency translation adjustments	—	—	—	—	(10)	(10)
Net loss	—	—	—	(29,494)	—	(29,494)
Balances - March 31, 2022	92,835,187	$9	$561,029	$(220,519)	$(23)	$340,496
Issuance of shares under stock plans, net of shares withheld for tax payments	195,418	—	215	—	—	215
Stock-based compensation	—	—	4,200	—	—	4,200
Forfeiture of common stock	(249,618)	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	(40)	(40)
Unrealized gain on investments	—	—	—	—	2	2
Other	1	—	—	—	—	—
Net loss	—	—	—	(28,680)	—	(28,680)
Balances - June 30, 2022	92,780,988	$9	$565,444	$(249,199)	$(61)	$316,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
(In thousands)	2023	2022
Cash Flows From Operating Activities
Net loss	(65,027)	(58,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,002	6,047
Deferred income taxes	(15)	342
Stock-based compensation	5,693	7,949
Goodwill impairment	21,335	—
Accretion of discount on short-term investments	(1,646)	—
Other	(615)	645
Changes in operating assets and liabilities:
Receivables under development arrangements	(1,584)	1,115
Prepaid expenses and other current assets	632	1,701
Operating lease right-of-use assets and liabilities	(417)	(277)
Other long-term assets	(78)	(47)
Accounts payable	(885)	659
Accrued expenses and other liabilities	(3,803)	(5,132)
Deferred revenue	55	1,444
Net cash used in operating activities	(39,353)	(43,728)
Cash Flows From Investing Activities
Purchases of property and equipment	(536)	(10,745)
Acquisitions, net of cash acquired	—	(8,000)
Investment in short-term investments	(92,627)	—
Proceeds from maturities of short-term investments	135,897	—
Proceeds from sales of property and equipment	117	15
Proceeds from property insurance settlements	—	650
Net cash provided by (used in) investing activities	42,851	(18,080)
Cash Flows From Financing Activities
Proceeds from issuance of long-term debt	—	9,407
Principal payments on long-term debt	(1,407)	(3,698)
Principal payments on finance lease obligations	(1,262)	(1,372)
Proceeds from issuance of common stock, net of issuance costs	345	428
Net cash (used in) provided by financing activities	(2,324)	4,765
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,174	(57,043)
Cash, cash equivalents and restricted cash - Beginning of year	76,842	279,926
Cash, cash equivalents, and restricted cash - End of period	$78,016	$222,883

Supplemental Disclosure of Cash Flow Information
Cash paid for amounts included in the measurement of operating lease liabilities	1,206	1,141
Property and equipment purchases included in accounts payable	267	1,990
Deferred offering costs included in accounts payable	180	—

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
Unaudited interim financial information
The Company prepared its interim condensed consolidated financial statements that accompany these notes in conformity with U.S. GAAP, consistent in all material respects with those applied in its Annual Report on Form 10-K for the year ended December 31, 2022.
The Company has made estimates and judgments affecting the amounts reported in its condensed consolidated financial statements and the accompanying notes. The actual results that the Company experiences may differ materially from its estimates. The interim financial information is unaudited and reflects all normal adjustments that are, in the Company’s opinion, necessary to provide a fair statement of results for the interim periods presented. This report should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 where the Company includes additional information about its critical accounting estimates.
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
There have been no material changes in the accounting policies from those disclosed in the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 30, 2023.
3.Revenue recognition
Contract balances
Contract assets are generated when contractual billing schedules differ from revenue recognition timing and the Company records a contract asset when it has an unconditional right to consideration. As of June 30, 2023 and December 31, 2022, contract assets were $0.9 million and $1.1 million, respectively.
Contract liabilities are recorded in deferred revenue when cash payments are received or due in advance of the satisfaction of performance obligations. As of June 30, 2023 and December 31, 2022, contract liabilities were $0.5 million and $0.4 million, respectively. During the three and six months ended June 30, 2023, the Company recognized $0.3 million and $0.4 million, respectively, as revenue that had been included in deferred revenue at the beginning of the period. During the three and six months ended June 30, 2022, the Company recognized $0.4 million and $0.8 million, respectively, as revenue that had been included in deferred revenue at the beginning of the period.
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
The amortized cost and fair value of investments are as follows (in thousands):

	June 30, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Assets
Money market funds	$23	$—	$—	$23
U.S. treasury bills	63,550	3	(14)	63,539
Total	$63,573	$3	$(14)	$63,562
Classified as:
Cash equivalents				$23
Short-term investments				63,539
Long-term investments				—
Total				$63,562

	December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Assets
Money market funds	$5,050	$—	$—	$5,050
Certificates of deposit	27,740	—	—	27,740
U.S. treasury bills	76,777	2	(43)	76,736
Total	$109,567	$2	$(43)	$109,526
Classified as:
Cash equivalents				$5,050
Short-term investments				104,476
Long-term investments				—
Total				$109,526

Investments held as of June 30, 2023 consist of cash equivalents with contractual maturities of three months or less and U.S. treasury bills with original maturities between three and seven months. Proceeds from maturities of short-term investments were $93.9 million and $135.9 million for the three and six months ended June 30, 2023, respectively. There were no proceeds from maturities of short-term investments for the three and six months ended June 30, 2022. There were no realized gains and losses on securities for the three and six months ended June 30, 2023 and June 30, 2022. Unrealized gains and losses on securities were primarily due to changes in interest rates.

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The fair values of investments in an unrealized loss position are as follows (in thousands):

	June 30, 2023
	Less than 12 Months		12 Months or Greater
	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. treasury bills	$48,550	$(14)	$—	$—
Total	$48,550	$(14)	$—	$—

	December 31, 2022
	Less than 12 Months		12 Months or Greater
	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. treasury bills	$61,845	$(43)	$—	$—
Total	$61,845	$(43)	$—	$—

The Company does not intend to sell securities that are in an unrealized loss position and believes that it is not more likely than not that it will be required to sell these securities before recovery of amortized cost.
5.Property and equipment, net
Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Construction in progress	$—	$293
Lab Equipment	34,451	34,168
Software	298	298
Furniture, Fixtures and Other	6,378	6,307
Leasehold Improvements	27,048	26,860
Total Cost	68,175	67,926
Less accumulated depreciation and amortization	(20,325)	(15,203)
Property and equipment, net	$47,850	$52,723

Depreciation expense was $2.7 million and $5.3 million for the three and six months ended June 30, 2023, respectively. Depreciation expense was $2.3 million and $4.4 million for the three and six months ended June 30, 2022, respectively.
For details regarding the interim impairment assessment performed for long-lived assets see Note 6: Goodwill and Intangibles, net.
6.Goodwill and intangibles, net
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
The Company performed an interim qualitative impairment assessment of goodwill as of June 30, 2023 and concluded that the duration and extent of the sustained decline in the Company’s stock price and resulting

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
market capitalization below cash and short-term investments for a period of time within the three months ended June 30, 2023 are indicators of impairment that trigger a quantitative assessment.
The Company performed a quantitative impairment evaluation of goodwill as of June 30, 2023 utilizing both income and market approaches. The income approach utilized the estimated discounted cash flows for the single reporting unit while the market approach utilized comparable company information. The fair value of equity was derived using a discount rate commensurate with the related risk and an estimate of a control premium applied to the Company’s implied enterprise value. The discounted cash flow method requires significant judgments, including estimation of future cash flows, which is dependent on internally developed forecasts, estimation of the long-term rate of growth for the business, and determination of weighted average cost of capital. The models used to estimate the fair value of the single reporting unit are reflective of significant assumptions, including the following:
•Forecasted revenues from current and future programs;
•Probability of the Company’s partners electing licensing options for clinical development, clinical success, and obtaining regulatory approval;
•Forecasted research and development and general and administrative expenses to sustain forecasted program growth which are reflective of efficiencies gained as the business and platform evolve;
•A discount rate reflecting the Company’s weighted average cost of capital and specific entity risk; and
•A control premium based upon recently observed transactions in technology platform-based companies in the life science industry.
The estimates and assumptions used to determine fair value include determinations that are categorized as Level 3 in the fair value hierarchy due to use of internal projections and unobservable measurement inputs. The assumptions used in our impairment analysis are inherently subject to uncertainty and the Company notes that small changes in these assumptions could have a significant impact on the concluded value. In order to further validate the reasonableness of the fair value concluded for the reporting unit, a reconciliation to market capitalization was performed by estimating a reasonable implied control premium and other market factors. The control premium was estimated based upon control premiums observed in recent comparable market transactions. The Company reconciled the estimated fair value of the reporting unit utilizing the market capitalization based on the stock price as of June 30, 2023.
The Company concluded the fair value of the single reporting unit was less than its carrying value and that the Company’s recorded goodwill was fully impaired as of June 30, 2023. The Company recognized a non-cash, pre-tax goodwill impairment charge of $21.3 million during the three months ended June 30, 2023 reported as goodwill impairment on the unaudited condensed consolidated statement of operations and comprehensive loss.
Goodwill assets are as follows (in thousands):

	June 30, 2023			December 31, 2022
	Gross Assets	Accumulated Impairment	Net	Gross Assets	Accumulated Impairment	Net
Goodwill	$21,335	$(21,335)	$—	$21,335	$—	$21,335

In conjunction with, and in advance of, the interim test of goodwill of the single reporting unit, the Company also performed an interim qualitative impairment assessment of long-lived assets as of June 30, 2023 which indicated that the carrying amount of the long-lived assets might not be recoverable. To test these long-lived assets for recoverability, the Company compared the estimated future cash flows (on an undiscounted basis) to be generated from the use and residual value of the entity-wide asset group to its carrying value and concluded that the long-lived assets were not impaired as of June 30, 2023. It is reasonably possible that changes in future operating results, cash flows, or market capitalization, as well as future changes related to the asset group may result in the need to write down the asset group to fair value. The Company will

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continue to monitor for events occurring or circumstances changing which may suggest that long-lived assets should be reevaluated.
Intangible assets are as follows (in thousands):

	June 30, 2023			December 31, 2022
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Denovium Engine	2,507	(1,225)	1,282	2,507	(975)	1,532
Monoclonal antibody library	46,300	(4,797)	41,503	46,300	(3,640)	42,660
Developed software platform and the related methods patents	8,300	(1,147)	7,153	8,300	(870)	7,430
Intangible assets, net	$57,107	$(7,169)	$49,938	$57,107	$(5,485)	$51,622

Amortization expense related to intangible assets was $0.8 million for the three months ended June 30, 2023 and 2022 and $1.7 million for the six months ended June 30, 2023 and 2022 and is reflected within depreciation and amortization expense on the condensed consolidated statement of operations and comprehensive loss.
Future amortization expense for the Company’s intangible assets as of June 30, 2023 are estimated as follows (in thousands):

Years Ending December 31:
2023 (six months remaining)	$1,686
2024	3,370
2025	3,370
2026	2,897
2027	2,868

7.Long-term debt and other borrowings
Equipment financing
In 2022, the Company received a total of $12.0 million of proceeds from equipment financing arrangements. Terms of the agreements require monthly payments over 42-48 month maturities with imputed interest rates ranging from 8%-10%. All outstanding principal and accrued and unpaid interest are due and payable at maturity. These loans are secured by certain tangible assets of the Company, include certain financial covenants, and contain subjective acceleration clauses that allow for outstanding amounts under the agreement to become immediately due in the event of a material adverse change in the Company's business condition or change in control. The Company was in compliance with all applicable financial covenants as of June 30, 2023.
The carrying amount of the long-term debt approximates fair value.
8.Commitments and contingencies
As of June 30, 2023, future lease payments are secured by irrevocable standby letters of credit totaling $1.9 million. The irrevocable standby letters of credit are expected to be pledged for the full lease terms which extend through 2024 and 2028 for each of the Company’s facility leases.
The Company is not currently party to any material claims or legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss or a potential range of loss is both probable and reasonably estimable.

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9.Stock-based compensation
The Company grants stock options, restricted stock units, and stock appreciation rights (“SARs”) under the 2021 Stock Option and Incentive Plan (“2021 Plan”) as awards to incentivize employee service. On January 1, 2023, the number of shares of common stock reserved for future issuance under the 2021 Plan was increased by 4,620,555 shares pursuant to an automatic annual increase. As of June 30, 2023, 7,756,018 shares were available for issuance under the 2021 Plan.
Total stock-based compensation expense related to all of the Company’s stock-based awards was recorded in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	1,243	1,697	$2,436	$3,120
Selling, general and administrative	1,811	2,550	3,284	4,906
Total stock-based compensation expense	$3,054	$4,247	$5,720	$8,026

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

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands $)
Outstanding at December 31, 2022	11,429,399	$4.49	8.4	$2,949
Granted	7,244,685	2.03
Exercised	(161,983)	1.10		86
Canceled/Forfeited	(1,399,292)	4.13
Expired	(91,939)	6.72
Outstanding at June 30, 2023	17,020,870	3.50	8.6	1,111
Exercisable at June 30, 2023	4,250,026	$4.07	6.7	$888
Vested and expected to vest as of June 30, 2023	17,020,870	$3.50	8.6	$1,111

The aggregate intrinsic value of outstanding stock options as of June 30, 2023 was calculated based on the fair value of common stock of $1.52 per share.
The weighted-average grant date fair value of stock options granted during the three and six months ended June 30, 2023 was $1.18 and $1.44, respectively, per share. The weighted-average grant date fair value of stock options granted during the three and six months ended June 30, 2022 was $3.16 and $4.21, respectively, per share. The aggregate grant date fair value of options vested during the three and six months ended June 30, 2023 was $2.4 million and $6.0 million, respectively. The aggregate grant date fair value of options vested during the three and six months ended June 30, 2022 was $5.0 million and $5.8 million, respectively. As of June 30, 2023, total unrecognized stock-based compensation related to stock options was $26.8 million, which the Company expects to recognize over a remaining weighted average period of 2.8 years.

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Determination of fair value
The estimated grant-date fair value of all the Company’s stock options was calculated using the Black-Scholes option pricing model, based on the following assumptions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Expected term (in years)	5.5-6.1	5.5-6.8	5.3-6.1	5.5-7.0
Volatility	80%	63%-64%	79%-80%	63%-67%
Risk-free interest rate	3.5%-4.0%	2.5%-3.0%	3.4%-4.2%	0.8%-3.0%
Dividend Yield	—%	—%	—%	—%

Restricted stock
Activity for the shares of restricted stock is shown below:

Number of shares
Unvested as of December 31, 2022	1,013,308
Forfeitures	(101,030)
Vested	(321,569)
Unvested as of June 30, 2023	590,709

As of June 30, 2023, there was $1.3 million of unrecognized compensation expense related to the outstanding shares of restricted stock expected to be recognized over a remaining weighted-average period of 1.5 years.
Stock appreciation rights
In January 2021, the Company issued SARs that are contingent upon a liquidity event that is not probable of occurrence; accordingly, no compensation expense has been recognized for these awards. The aggregate intrinsic value of the 394,736 SARs outstanding as of June 30, 2023 is $0.6 million based on the Company’s closing stock price of $1.52 per share as reported on the Nasdaq Global Select Market on such date.
Under the Company’s 2020 Stock Option and Grant Plan and 2021 Plan, the Company has also granted a limited quantity of cash-settled SARs to certain employees and consultants based outside the United States. As of June 30, 2023, 202,570 of these SARs were outstanding with a weighted average exercise price of $4.34 per share. The fair value is remeasured at the end of each reporting period based on the Company’s stock price, with remeasurements reflected as an adjustment to compensation expense in the condensed consolidated statements of operations and comprehensive loss for such period. As of June 30, 2023 and December 31, 2022, the Company had recognized no liability for SARs classified within other long-term liabilities on the condensed consolidated balance sheets.
Employee stock purchase plan
In July 2021, the Company’s Board of Directors adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”), which was subsequently approved by the Company’s stockholders and became effective in connection with the Company’s initial public offering. The ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions of up to 15% of their regular compensation at a discount of 85% of the fair market value of the Company’s common stock on the first day or last day, whichever is less, of the applicable offering period, subject to any plan limitations. A total of 903,750 shares of common stock were reserved for issuance under the 2021 ESPP. On January 1, 2023, the number of shares of common stock reserved for issuance under the 2021 ESPP was increased by 924,111 shares pursuant to an automatic annual increase. As of June 30, 2023, 1,713,090 shares were available for issuance under the 2021 ESPP.

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Debt Securities:
Money market funds	$23	$—	$—	$23
U.S. treasury bills	63,539	—	—	63,539
Total assets	$63,562	$—	$—	$63,562
Liabilities:
Contingent consideration	$—	$—	$12,750	$12,750
Total liabilities	$—	$—	$12,750	$12,750

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Debt Securities:
Money market funds	$5,050	$—	$—	$5,050
Certificates of deposit	27,740	—	—	27,740
U.S. treasury bills	76,736	—	—	76,736
Total assets	$109,526	$—	$—	$109,526
Liabilities:
Contingent consideration	$—	$—	$12,750	$12,750
Total liabilities	$—	$—	$12,750	$12,750

The following table provides reconciliation for all liabilities measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2023 (in thousands):

	Contingent consideration	Total liabilities
Balance at December 31, 2022	$12,750	$12,750
Change in fair value during 2023	—	—
Balance at June 30, 2023	$12,750	$12,750

We review trading activity and pricing for our available-for-sale securities as of the measurement date.
The contingent consideration liability is related to the acquisition of Totient, Inc. and is included in accrued expenses on the condensed consolidated balance sheet as of June 30, 2023. The fair value estimate is based on a probability-weighted approach. Changes in fair value of the contingent consideration liability are included within research and development expense on the condensed consolidated statement of operations. The contingent consideration of $15.0 million held in escrow shall be paid upon the achievement of specific milestones and is included in restricted cash on the condensed consolidated balance sheet as of June 30, 2023.
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
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(41,672)	$(28,680)	$(65,027)	$(58,174)

Denominator:
Weighted-average common shares outstanding	91,827,780	90,669,499	91,654,578	90,471,950

Net loss per share, basic and diluted	$(0.45)	$(0.32)	$(0.71)	$(0.64)

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	17,200,138	10,785,909	15,494,819	10,139,442
Restricted stock units	22,415	68,175	28,447	48,589
Unvested restricted stock	706,279	2,123,409	791,097	2,296,359
Employee stock purchase plan	63,299	—	83,823	—

12.Income taxes
The Company's effective income tax rate from continuing operations was 0.0% and 0.6% for the six months ended June 30, 2023 and 2022, respectively. The difference between the effective rate and the statutory rate is primarily attributed to the change in the valuation allowance against net deferred tax assets.
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
The Company recognizes the effect of income tax positions only if those positions are “more likely than not” of being sustained. As of June 30, 2023, the Company has $1.8 million of unrecognized tax benefits. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense within the condensed consolidated financial statements. The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.

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
Our goal is to become the technology leader in biologic drug creation. Our business model is to use our platform for the rapid creation of biologic drug candidates by:
Establishing partnerships with stakeholders in the drug development life cycle: We develop drug candidates for partners, including those who are responsible for preclinical and clinical testing of biologics generated through our platform. Our partnerships will provide us with the opportunity to participate in the future success of the biologics generated utilizing our platform, through potential clinical, regulatory and commercial milestone payments as well as royalties on net sales of approved products. We aim to assemble economic interests in a diversified portfolio of partners’ biologics across multiple indications.
Developing our own drug discovery pipeline: We intend to develop drug candidates for our own drug discovery pipeline. With the ability to find both targets and lead candidates, we intend to develop promising lead candidates up to the investigational drug application IND stage or later. This will increase the value of our assets and serve as further validation of our platform. We may enter into clinical trials and/or manufacturing partnerships to advance a lead candidate.
Total revenue was $3.4 million and $4.6 million for the three and six months ended June 30, 2023, respectively, compared to $1.0 million and $1.8 million for the three and six months ended June 30, 2022, due to timing of project-based milestones achieved and the mix of ongoing programs utilizing our Integrated Drug Creation platform. For the three and six months ended June 30, 2023 we incurred net losses of $41.7 million and $65.0 million, respectively, which include a non-cash goodwill impairment charge in the amount of $21.3 million. Research and development expenses decreased by $7.3 million, or 23%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. As of June 30, 2023, we had an accumulated deficit of $361.0 million and cash and cash equivalents and short-term investments totaling $124.6 million.
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
Our corporate headquarters and primary research and development facilities are located in Vancouver, Washington in a 77,974 square foot facility that includes general administrative office space and laboratory space. Our AI Research Lab is located in New York, New York and our Innovation Center is located in Zug, Switzerland. Additionally, we have a research and development presence in Belgrade, Serbia.
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

As of June 30, 2023, we had drug candidates in 17 Active Programs across six current partners’ preclinical or clinical pipelines. We have negotiated license agreements, or expect to negotiate license agreements upon completion of certain technology development activities, with potential downstream milestone payments and royalties for all Active Programs.
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
Goodwill impairment
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

Results of Operations
The results of operations presented below should be reviewed in conjunction with our condensed consolidated financial statements and notes included elsewhere in this Quarterly Report. The following tables set forth our results of operations for the periods presented (In thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Technology development revenue	$3,367	$636	$4,636	$1,090
Collaboration revenue	—	366	—	731
Total revenues	3,367	1,002	4,636	1,821
Operating expenses
Research and development	12,112	16,241	24,769	32,068
Selling, general and administrative	9,410	10,507	19,003	21,396
Depreciation and amortization	3,498	3,141	7,002	6,047
Goodwill impairment	21,335	—	21,335	—
Total operating expenses	46,355	29,889	72,109	59,511
Operating loss	(42,988)	(28,887)	(67,473)	(57,690)
Other income (expense)
Interest expense	(256)	(211)	(577)	(406)
Other income, net	1,583	148	3,041	273
Total other income (expense), net	1,327	(63)	2,464	(133)
Loss before income taxes	(41,661)	(28,950)	(65,009)	(57,823)
Income tax (expense) benefit	(11)	270	(18)	(351)
Net loss	$(41,672)	$(28,680)	$(65,027)	$(58,174)

Comparison of the Three and Six Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the three and six months ended June 30, 2023 and 2022 (In thousands, except for percentages):
Revenue

	For the Three Months Ended June 30,
	2023	2022	$ Change	% Change
Revenues
Technology development revenue	$3,367	$636	$2,731	429%
Collaboration revenue	—	366	(366)	(100)%
Total revenues	$3,367	$1,002	$2,365	236%

	For the Six Months Ended June 30,
	2023	2022	$ Change	% Change
Revenues
Technology development revenue	$4,636	$1,090	$3,546	325%
Collaboration revenue	—	731	(731)	(100)%
Total revenues	$4,636	$1,821	$2,815	155%

Total revenue was $3.4 million for the three months ended June 30, 2023, representing an increase of approximately $2.4 million, or 236%, compared to $1.0 million for the three months ended June 30, 2022.

Total revenue was $4.6 million for the six months ended June 30, 2023, representing an increase of approximately $2.8 million, or 155%, compared to $1.8 million for the six months ended June 30, 2022.
Technology development revenue increased by $2.7 million, or 429%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and by $3.5 million, or 325%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, driven by a combination of overall program progress, the timing of project-based milestones achieved, and the mix of ongoing programs activity.
Operating expenses
The following table summarizes our operating expenses for the three and six months ended June 30, 2023 and 2022 (In thousands, except for percentages):

	For the Three Months Ended June 30,
	2023	2022	$ Change	% Change
Operating expenses
Research and development	$12,112	$16,241	$(4,129)	(25)%
Selling, general and administrative	9,410	10,507	(1,097)	(10)%
Depreciation and amortization	3,498	3,141	357	11%
Goodwill impairment	21,335	—	21,335	100%
Total operating expenses	$46,355	$29,889	$16,466	55%

	For the Six Months Ended June 30,
	2023	2022	$ Change	% Change
Operating expenses
Research and development	$24,769	$32,068	$(7,299)	(23)%
Selling, general and administrative	19,003	21,396	(2,393)	(11)%
Depreciation and amortization	7,002	6,047	955	16%
Goodwill impairment	21,335	—	21,335	100%
Total operating expenses	$72,109	$59,511	$12,598	21%

Research and development
Research and development expenses decreased by $4.1 million, or 25%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease was primarily attributable to a decrease in laboratory operational costs of $2.9 million and a $1.2 million decrease in personnel costs, including stock-based compensation.
Research and development expenses decreased by $7.3 million, or 23%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily attributable to a decrease in laboratory operational costs of $5.1 million and a $1.5 million decrease in personnel costs, including stock-based compensation.
Selling, general and administrative expenses
Selling, general, and administrative expenses decreased by $1.1 million, or 10%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease was primarily attributable to decreased stock-based compensation and personnel costs of $0.9 million.
Selling, general, and administrative expenses decreased by $2.4 million, or 11%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily driven by decreased stock-based compensation of $1.6 million and decreased other administrative costs of $0.9 million.

Depreciation and amortization
Depreciation and amortization expense increased by $0.4 million, or 11%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was primarily due to increased leasehold improvements.
Depreciation and amortization expense increased by $1.0 million, or 16%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily due to increased leasehold improvements.
Goodwill impairment
We performed a quantitative impairment evaluation of goodwill as of June 30, 2023 and recorded an impairment charge in the amount of $21.3 million. See Note 6: Goodwill and Intangibles, net for further discussion.
Other income (expense)
The following table summarizes our other income (expense) for the three and six months ended June 30, 2023 and 2022 (In thousands, except for percentages):

	For the Three Months Ended June 30,
	2023	2022	$ Change	% Change
Other income (expense)
Interest expense	$(256)	$(211)	$(45)	21%
Other income, net	1,583	148	1,435	970%
Total other income (expense), net	$1,327	$(63)	$1,390	(2206)%

	For the Six Months Ended June 30,
	2023	2022	$ Change	% Change
Other income (expense)
Interest expense	$(577)	$(406)	$(171)	42%
Other income, net	3,041	273	2,768	1014%
Total other income (expense), net	$2,464	$(133)	$2,597	(1953)%

Interest expense
Interest expense was $0.3 million for the three months ended June 30, 2023, compared to $0.2 million for the three months ended June 30, 2022, representing an increase of 21% primarily attributable to equipment financing.
Interest expense was $0.6 million for the six months ended June 30, 2023 compared to $0.4 million for the six months ended June 30, 2022, representing an increase of $0.2 million, or 42% primarily attributable to equipment financing.
Other income, net
Other income, net, was $1.6 million income for the three months ended June 30, 2023 compared to $0.1 million for the three months ended June 30, 2022, representing a change of $1.4 million, or 970%, primarily attributable to increases in investment income from cash equivalents and short-term investments.
Other income, net, was $3.0 million income for the six months ended June 30, 2023 compared to $0.3 million income for the six months ended June 30, 2022, representing a change of $2.8 million, or 1014%, primarily attributable to increases in investment income from cash equivalents and short-term investments.

Liquidity and Capital Resources
Overview
As of June 30, 2023, we had $124.6 million of cash and cash equivalents and short-term investments.
We have incurred net operating losses since inception. As of June 30, 2023, our accumulated deficit was $361.0 million. To date, we have funded operations through issuances and sales of equity securities and debt, in addition to revenue generated from our technology development agreements. We believe that our cash and cash equivalents and short-term investments will be sufficient to meet our operating expenses, working capital and capital expenditure needs over at least the next 12 months following the date of this filing.
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
Equipment financing
In 2022, we received a total of $12.0 million of proceeds from equipment financing arrangements. Terms of the agreements require monthly payments over 42-48 month periods with imputed interest rates ranging from 8%-10%. As of June 30, 2023, the combined outstanding balance on these agreements is $9.5 million.
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
On June 16, 2023, we entered into a sales agreement with Cowen and Company, LLC, as sales agent, with respect to an “at the market offering” program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, par value $0.0001 per share, having an aggregate offering price of up to $100.0 million through the sales agent. We will pay the sales agent a commission up to 3.0% of the gross sales proceeds of any shares sold under the sales agreement.

To date, we have not issued any securities or received any proceeds from the sale of any securities registered pursuant to the Shelf Registration Statement.
Cash Flows
The following summarizes our cash flows (In thousands):

	For the Six Months Ended June 30,
	2023	2022
Net cash provided by (used in)
Operating activities	(39,353)	(43,728)
Investing activities	42,851	(18,080)
Financing activities	(2,324)	4,765
Net increase (decrease) in cash, cash equivalents, and restricted cash	$1,174	$(57,043)

Cash flows from operating activities
In the six months ended June 30, 2023, net cash used in operating activities was $39.4 million and consisted primarily of a net loss of $65.0 million adjusted for non-cash items, including depreciation and amortization expense of $7.0 million, stock-based compensation of $5.7 million, goodwill impairment of $21.3 million and a net increase in operating assets and liabilities in the amount of $6.1 million.
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
Cash flows from investing activities
In the six months ended June 30, 2023, net cash provided by investing activities was $42.9 million. The net cash provided resulted primarily from maturities of short-term investments of $135.9 million, partially offset by cash used for purchases of short-term investments of $92.6 million.
In the six months ended June 30, 2022, net cash used in investing activities was $18.1 million primarily from purchases of lab equipment and leasehold improvements of $10.7 million as we expanded our operations and overall capacity and cash paid as part of our acquisition of Totient of $8.0 million.
Cash flows from financing activities
In the six months ended June 30, 2023, net cash used in financing activities was $2.3 million. The net cash used resulted primarily from principal payments of $2.7 million made for financed equipment, partially offset by proceeds from the issuance of common stock of $0.3 million from stock option exercises and our employee stock purchase plan.
In the six months ended June 30, 2022, net cash provided by financing activities was $4.8 million primarily from proceeds from equipment financing agreements of $9.4 million and proceeds from the issuance of common stock of $0.4 million, partially offset by cash used for principal payments of $5.1 million made for financed equipment and long-term debt.
Income taxes
Our effective income tax rate from continuing operations was 0.0% and 0.6% for the six months ended June 30, 2023 and 2022, respectively. The difference between the effective rate and the statutory rate is primarily attributed to the change in the valuation allowance against net deferred tax assets.
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
Long-lived asset impairment
We tested long-lived assets for recoverability as of June 30, 2023 by comparing the estimated future cash flows (on an undiscounted basis) to be generated from the use and residual value of the entity wide asset group to its carrying value and concluded that the long-lived assets were not impaired. For details regarding the interim impairment assessment performed for long-lived assets see Note 6: Goodwill and Intangibles, net.
Goodwill impairment
We performed a quantitative impairment evaluation of goodwill as of June 30, 2023 and recorded an impairment charge in the amount of $21.3 million (representing a $0.23 per share decrease in earnings per share) reported as goodwill impairment on the condensed consolidated statement of operations and comprehensive loss. For details regarding the interim impairment assessments performed for goodwill see Note 6: Goodwill and Intangibles, net.
There were no other material changes in our critical accounting policies and estimates during the six months ended June 30, 2023.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on its evaluation, management concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective at the reasonable assurance level.
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
None.

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
As of June 30, 2023, we have used $199.8 million of the net proceeds from the IPO. Cash used since the IPO is described elsewhere in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our periodic reports filed with the SEC. There has been no material change in our planned use of the net proceeds from the IPO as described in the final prospectus for our IPO.
Issuer purchases of equity securities
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of Absci Corporation (filed as Exhibit 3.1 to the Form 8-K, File No. 001-40646, filed by Absci Corporation on June 16, 2023 and incorporated herein by reference).

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

4.2*#	Amended and Restated Non-Employee Director Compensation Policy.
10.1*#	Employment Agreement, by and between Absci GmbH and Andreas Busch, dated as of September 30, 2022.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

ABSCI CORPORATION

Date: August 14, 2023	By:	/s/ Gregory Schiffman
Gregory Schiffman
Chief Financial Officer (Principal Financial Officer)

Date: August 14, 2023	By:	/s/ Todd Bedrick
Todd Bedrick
Chief Accounting Officer (Principal Accounting Officer)