Form 10-Q
period 2023-09-30
Absci Corp
filed 2023-11-14
CIK 1672688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes   ☐     No  ☒
The registrant had outstanding 92,938,477 shares of $0.0001 par value common stock as of October 31, 2023.

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
•our ability to enter into license agreements for our existing Active Programs with those partners who do not currently have milestone payment and royalty obligations to us;
•our ability to manage and grow our business by expanding our relationships with existing partners or introducing our Integrated Drug Creation platform to new partners and developing lead drug candidates for our internal drug discovery efforts;
•the effects of the organizational realignment that we announced in September 2023;
•our expectations regarding our current and future partners’ continued development of, and ability to commercialize, biologic drugs generated utilizing our platform;
•our plans and expectations regarding our internal discovery and development of programs using our platform;
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
•our expectations regarding use of our cash and cash equivalents and short-term investments;
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

Availability of Other Information about Absci
Investors and others should note that we routinely communicate with investors and the public using our website (www.absci.com) and our investor relations website (investors.absci.com) free of charge, including without limitation, through the posting of investor presentations, SEC filings (including amendments and exhibits to such filings as soon as reasonably practicable after filed with or furnished to the SEC), press releases, public conference calls and webcasts on these websites, as well as on X (Twitter), LinkedIn and YouTube. The information that we post on these websites and social media outlets could be deemed to be material information. As a result, investors, the media, and others interested in Absci are encouraged to review this information on a regular basis. The contents of our website and social media postings, or any other website that may be accessed from our website or social media postings, shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended.

Part I. Financial Information
Item 1. Financial Statements
ABSCI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except for share and per share data)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$69,733	$59,955
Restricted cash	16,035	15,023
Short-term investments	43,746	104,476
Receivables under development arrangements, net	800	1,550
Prepaid expenses and other current assets	4,399	5,859
Total current assets	134,713	186,863
Operating lease right-of-use assets	4,688	5,319
Property and equipment, net	45,213	52,723
Intangibles, net	49,095	51,622
Goodwill	—	21,335
Restricted cash, long-term	1,098	1,864
Other long-term assets	1,537	1,282
TOTAL ASSETS	$236,344	$321,008
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,909	$2,412
Accrued expenses	19,677	20,481
Long-term debt	3,213	2,946
Operating lease obligations	1,746	1,690
Financing lease obligations	1,083	2,296
Deferred revenue	345	445
Total current liabilities	27,973	30,270
Long-term debt - net of current portion	5,549	7,984
Operating lease obligations - net of current portion	5,995	7,317
Finance lease obligations - net of current portion	162	750
Deferred tax, net	249	238
Other long-term liabilities	—	35
TOTAL LIABILITIES	39,928	46,594
Commitments (See Note 8)
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 92,936,980 and 92,411,103 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	9	9
Additional paid-in capital	579,416	570,454
Accumulated deficit	(382,950)	(295,929)
Accumulated other comprehensive loss	(59)	(120)
TOTAL STOCKHOLDERS' EQUITY	196,416	274,414
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$236,344	$321,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except for share and per share data)	2023	2022	2023	2022
Revenues
Technology development revenue	$744	$2,004	$5,380	$3,094
Collaboration revenue	—	365	—	1,096
Total revenues	744	2,369	5,380	4,190
Operating expenses
Research and development	11,029	15,525	35,798	47,593
Selling, general and administrative	9,505	11,407	28,508	32,803
Depreciation and amortization	3,513	3,404	10,515	9,451
Goodwill impairment	—	—	21,335	—
Total operating expenses	24,047	30,336	96,156	89,847
Operating loss	(23,303)	(27,967)	(90,776)	(85,657)
Other income (expense)
Interest expense	(229)	(279)	(806)	(685)
Other income, net	1,572	675	4,613	948
Total other income (expense), net	1,343	396	3,807	263
Loss before income taxes	(21,960)	(27,571)	(86,969)	(85,394)
Income tax (expense) benefit	(34)	312	(52)	(39)
Net loss	$(21,994)	$(27,259)	$(87,021)	$(85,433)

Net loss per share: Basic and diluted	$(0.24)	$(0.30)	$(0.95)	$(0.94)

Weighted-average common shares outstanding: Basic and diluted	92,217,234	91,105,265	91,844,221	90,686,517

Comprehensive loss:
Net loss	$(21,994)	$(27,259)	$(87,021)	$(85,433)
Foreign currency translation adjustments	78	(27)	22	(77)
Unrealized gain on investments	9	114	39	116
Comprehensive loss	$(21,907)	$(27,172)	$(86,960)	$(85,394)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except for share and per share data)	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balances - December 31, 2022	92,411,103	$9	$570,454	$(295,929)	$(120)	$274,414
Issuance of shares under stock plans, net of shares withheld for tax payments	171,899	—	229	—	—	229
Stock-based compensation	—	—	2,652	—	—	2,652
Forfeiture of common stock	(101,030)	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	(14)	(14)
Unrealized gain on investments	—	—	—	—	39	39
Net loss	—	—	—	(23,355)	—	(23,355)
Balances - March 31, 2023	92,481,972	$9	$573,335	$(319,284)	$(95)	$253,965
Issuance of shares under stock plans, net of shares withheld for tax payments	108,621	—	116	—	—	116
Stock-based compensation	—	—	3,041	—	—	3,041
Foreign currency translation adjustments	—	—	—	—	(42)	(42)
Unrealized loss on investments	—	—	—	—	(9)	(9)
Net loss	—	—	—	(41,672)	—	(41,672)
Balances - June 30, 2023	92,590,593	$9	$576,492	$(360,956)	$(146)	$215,399
Issuance of shares under stock plans, net of shares withheld for tax payments	346,387	—	380	—	—	380
Stock-based compensation	—	—	2,544	—	—	2,544
Foreign currency translation adjustments	—	—	—	—	78	78
Unrealized gain on investments	—	—	—	—	9	9
Net loss	—	—	—	(21,994)	—	(21,994)
Balances - September 30, 2023	92,936,980	$9	$579,416	$(382,950)	$(59)	$196,416

(In thousands, except for share and per share data)	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balances - December 31, 2021	92,648,036	$9	$557,136	$(191,025)	$(13)	$366,107
Issuance of shares under stock plans, net of shares withheld for tax payments	187,151		213	—	—	213
Stock-based compensation	—	—	3,680	—	—	3,680
Foreign currency translation adjustments	—	—	—	—	(10)	(10)
Net loss	—	—	—	(29,494)	—	(29,494)
Balances - March 31, 2022	92,835,187	$9	$561,029	$(220,519)	$(23)	$340,496
Issuance of shares under stock plans, net of shares withheld for tax payments	195,418	—	215	—	—	215
Stock-based compensation	—	—	4,200	—	—	4,200
Forfeiture of common stock	(249,618)	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	(40)	(40)
Unrealized gain on investments	—	—	—	—	2	2
Other	1	—	—	—	—	—
Net loss	—	—	—	(28,680)	—	(28,680)
Balances - June 30, 2022	92,780,988	$9	$565,444	$(249,199)	$(61)	$316,193
Issuance of shares under stock plans, net of shares withheld for tax payments	103,787	—	162	—	—	162
Stock-based compensation	—	—	3,759	—	—	3,759
Foreign currency translation adjustments	—	—	—	—	(27)	(27)
Unrealized gain on investments	—	—	—	—	114	114
Net loss	—	—	—	(27,259)	—	(27,259)
Balances - September 30, 2022	92,884,775	$9	$569,365	$(276,458)	$26	$292,942
Balances -
The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
(In thousands)	2023	2022
Cash Flows From Operating Activities
Net loss	(87,021)	(85,433)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,515	9,451
Deferred income taxes	11	13
Stock-based compensation	8,237	11,516
Goodwill impairment	21,335	—
Accretion of discount on short-term investments	(2,275)	—
Other	(490)	853
Changes in operating assets and liabilities:
Receivables under development arrangements	723	965
Prepaid expenses and other current assets	1,460	3,436
Operating lease right-of-use assets and liabilities	(635)	(467)
Other long-term assets	(255)	—
Accounts payable	(380)	(1,224)
Accrued expenses and other liabilities	(839)	(1,207)
Deferred revenue	(100)	(674)
Net cash used in operating activities	(49,714)	(62,771)
Cash Flows From Investing Activities
Purchases of property and equipment	(843)	(15,615)
Acquisitions, net of cash acquired	—	(8,000)
Investment in short-term investments	(122,196)	(73,853)
Proceeds from maturities of short-term investments	185,897	—
Proceeds from sales of property and equipment	128	15
Proceeds from property insurance settlements	—	650
Net cash provided by (used in) investing activities	62,986	(96,803)
Cash Flows From Financing Activities
Proceeds from issuance of long-term debt	—	9,407
Principal payments on long-term debt	(2,168)	(4,086)
Principal payments on finance lease obligations	(1,805)	(2,067)
Proceeds from issuance of common stock, net of issuance costs	725	590
Net cash (used in) provided by financing activities	(3,248)	3,844
Net increase (decrease) in cash, cash equivalents, and restricted cash	10,024	(155,730)
Cash, cash equivalents and restricted cash - Beginning of year	76,842	279,926
Cash, cash equivalents, and restricted cash - End of period	$86,866	$124,196

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Right-of-use assets obtained in exchange for operating lease obligation	—	109
Cash paid for amounts included in the measurement of operating lease liabilities	1,783	1,717
Property and equipment purchases included in accounts payable	—	261

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
3.Revenue recognition
Contract balances
Contract assets are generated when contractual billing schedules differ from revenue recognition timing and the Company records a contract asset when it has an unconditional right to consideration. As of September 30, 2023 and December 31, 2022, contract assets were $0.6 million and $1.1 million, respectively.
Contract liabilities are recorded in deferred revenue when cash payments are received or due in advance of the satisfaction of performance obligations. As of September 30, 2023 and December 31, 2022, contract liabilities were $0.3 million and $0.4 million, respectively. During the three and nine months ended September 30, 2023, the Company recognized $0.0 million and $0.4 million, respectively, as revenue that had been included in deferred revenue at the beginning of the period. During the three and nine months ended September 30, 2022, the Company recognized $0.4 million and $1.2 million, respectively, as revenue that had been included in deferred revenue at the beginning of the period.
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
The amortized cost and fair value of investments are as follows (in thousands):

	September 30, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Assets
Money market funds	$2,857	$—	$—	$2,857
U.S. treasury bills	51,439	2	(4)	51,437
Total	$54,296	$2	$(4)	$54,294
Classified as:
Cash equivalents				$10,548
Short-term investments				43,746
Total				$54,294

	December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Assets
Money market funds	$5,050	$—	$—	$5,050
Certificates of deposit	27,740	—	—	27,740
U.S. treasury bills	76,777	2	(43)	76,736
Total	$109,567	$2	$(43)	$109,526
Classified as:
Cash equivalents				$5,050
Short-term investments				104,476
Long-term investments				—
Total				$109,526

Investments held as of September 30, 2023 consist of cash equivalents with original maturities of three months or less and U.S. treasury bills with original maturities between three and six months. Proceeds from maturities of available for sale securities were $54.0 million and $189.9 million for the three and nine months ended September 30, 2023, respectively. Proceeds from maturities of available for sale securities were $50.0 million for the three and nine months ended September 30, 2022. There were no realized gains and losses on securities for the three and nine months ended September 30, 2023 and September 30, 2022. Unrealized gains and losses on securities were primarily due to changes in interest rates.

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The fair values of investments in an unrealized loss position are as follows (in thousands):

	September 30, 2023
	Less than 12 Months		12 Months or Greater
	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. treasury bills	$25,772	$(4)	$—	$—
Total	$25,772	$(4)	$—	$—

	December 31, 2022
	Less than 12 Months		12 Months or Greater
	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. treasury bills	$61,845	$(43)	$—	$—
Total	$61,845	$(43)	$—	$—

The Company does not intend to sell securities that are in an unrealized loss position and believes that it is not more likely than not that it will be required to sell these securities before recovery of amortized cost.
5.Property and equipment, net
Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Construction in progress	$—	$293
Lab Equipment	34,324	34,168
Software	298	298
Furniture, Fixtures and Other	6,417	6,307
Leasehold Improvements	27,049	26,860
Total Cost	68,088	67,926
Less accumulated depreciation and amortization	(22,875)	(15,203)
Property and equipment, net	$45,213	$52,723

Depreciation expense was $2.7 million and $8.0 million for the three and nine months ended September 30, 2023, respectively. Depreciation expense was $2.6 million and $6.9 million for the three and nine months ended September 30, 2022, respectively.
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
During the second quarter, the Company performed an interim qualitative impairment assessment of goodwill as of June 30, 2023 and concluded that the duration and extent of the sustained decline in the

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Company’s stock price and resulting market capitalization below cash and short-term investments for a period of time within the three months ended June 30, 2023 were indicators of impairment that triggered a quantitative assessment.
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
Goodwill assets are as follows (in thousands):

	September 30, 2023			December 31, 2022
	Gross Assets	Accumulated Impairment	Net	Gross Assets	Accumulated Impairment	Net
Goodwill	$21,335	$(21,335)	$—	$21,335	$—	$21,335

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
Intangible assets are as follows (in thousands):

	September 30, 2023			December 31, 2022
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Denovium Engine	2,507	(1,350)	1,157	2,507	(975)	1,532
Monoclonal antibody library	46,300	(5,377)	40,923	46,300	(3,640)	42,660
Developed software platform and the related methods patents	8,300	(1,285)	7,015	8,300	(870)	7,430
Intangible assets, net	$57,107	$(8,012)	$49,095	$57,107	$(5,485)	$51,622

Amortization expense related to intangible assets was $0.8 million for the three months ended September 30, 2023 and 2022 and $2.5 million for the nine months ended September 30, 2023 and 2022 and is reflected within depreciation and amortization expense on the condensed consolidated statement of operations and comprehensive loss.
Future amortization expense for the Company’s intangible assets as of September 30, 2023 is estimated as follows (in thousands):

Years Ending December 31:
2023 (three months remaining)	$843
2024	3,370
2025	3,370
2026	2,897
2027	2,868

7.Long-term debt and other borrowings
Equipment financing
In 2022, the Company received a total of $12.0 million of proceeds from equipment financing arrangements. Terms of the agreements require monthly payments over 42-48 month maturities with imputed interest rates ranging from 8%-10%. All outstanding principal and accrued and unpaid interest are due and payable at maturity. These loans are secured by certain tangible assets of the Company, include certain financial covenants, and contain subjective acceleration clauses that allow for outstanding amounts under the agreement to become immediately due in the event of a material adverse change in the Company's business condition or change in control. The Company was in compliance with all applicable financial covenants as of September 30, 2023.
The carrying amount of the long-term debt approximates fair value.
8.Commitments and contingencies
As of September 30, 2023, future lease payments are secured by irrevocable standby letters of credit totaling $1.9 million. The irrevocable standby letters of credit are expected to be pledged for the full lease terms which extend through 2024 and 2028 for each of the Company’s facility leases.
The Company is not currently party to any material claims or legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss or a potential range of loss is both probable and reasonably estimable.

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9.Stock-based compensation
The Company grants stock options, restricted stock units, and stock appreciation rights (“SARs”) under the 2021 Stock Option and Incentive Plan (“2021 Plan”) as awards to incentivize employee service. On January 1, 2023, the number of shares of common stock reserved for future issuance under the 2021 Plan was increased by 4,620,555 shares pursuant to an automatic annual increase. As of September 30, 2023, 6,077,827 shares were available for issuance under the 2021 Plan.
Total stock-based compensation expense related to all of the Company’s stock-based awards was recorded in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	978	1,240	$3,414	$4,360
Selling, general and administrative	1,575	2,352	4,859	7,258
Total stock-based compensation expense	$2,553	$3,592	$8,273	$11,618

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

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands $)
Outstanding at December 31, 2022	11,429,399	$4.49	8.4	$2,949
Granted	10,567,181	2.00
Exercised	(420,625)	1.10		250
Canceled/Forfeited	(3,009,430)	3.93
Expired	(373,474)	6.23
Outstanding at September 30, 2023	18,193,051	3.18	8.6	$489
Exercisable at September 30, 2023	4,687,385	$4.08	6.8	$407
Vested and expected to vest as of September 30, 2023	18,193,051	$3.18	8.6	$489

The aggregate intrinsic value of outstanding stock options as of September 30, 2023 was calculated based on the Company’s closing stock price of $1.32 per share as reported on the Nasdaq Global Select Market on such date.
The weighted-average grant date fair value of stock options granted during the three and nine months ended September 30, 2023 was $1.39 and $1.43, respectively, per share. The weighted-average grant date fair value of stock options granted during the three and nine months ended September 30, 2022 was $2.05 and $3.79, respectively, per share. The aggregate grant date fair value of options vested during the three and nine months ended September 30, 2023 was $2.6 million and $8.6 million, respectively. The aggregate grant date fair value of options vested during the three and nine months ended September 30, 2022 was $2.5 million and $8.2 million, respectively. As of September 30, 2023, total unrecognized stock-based compensation related to stock options was $24.9 million, which the Company expects to recognize over a remaining weighted average period of 2.8 years.

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Determination of fair value
The estimated grant-date fair value of all the Company’s stock options was calculated using the Black-Scholes option pricing model, based on the following assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Expected term (in years)	5.8-6.1	5.9-6.9	5.3-6.1	5.5-7.0
Volatility	80%-81%	64%-65%	79%-81%	63%-67%
Risk-free interest rate	4.1%-4.3%	2.6%-3.3%	3.4%-4.3%	0.8%-3.3%
Dividend Yield	—%	—%	—%	—%

Restricted stock
Activity for the shares of restricted stock is shown below:

Number of shares
Unvested as of December 31, 2022	1,013,308
Forfeitures	(101,030)
Vested	(426,917)
Unvested as of September 30, 2023	485,361

As of September 30, 2023, there was $1.0 million of unrecognized compensation expense related to the outstanding shares of restricted stock expected to be recognized over a remaining weighted-average period of 1.3 years.
Stock appreciation rights
In January 2021, the Company issued SARs that are contingent upon a liquidity event that is not probable of occurrence; accordingly, no compensation expense has been recognized for these awards. The aggregate intrinsic value of the 394,736 SARs outstanding as of September 30, 2023 is $0.5 million based on the Company’s closing stock price of $1.32 per share as reported on the Nasdaq Global Select Market on such date.
Under the Company’s 2020 Stock Option and Grant Plan and 2021 Plan, the Company has also granted a limited quantity of cash-settled SARs to certain employees and consultants based outside the United States. As of September 30, 2023, 195,150 of these SARs were outstanding with a weighted average exercise price of $4.37 per share. The fair value is remeasured at the end of each reporting period based on the Company’s stock price, with remeasurements reflected as an adjustment to compensation expense in the condensed consolidated statements of operations and comprehensive loss for such period. As of September 30, 2023 and December 31, 2022, the Company had recognized no liability for SARs classified within other long-term liabilities on the condensed consolidated balance sheets.

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Employee stock purchase plan
In July 2021, the Company’s Board of Directors adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”), which was subsequently approved by the Company’s stockholders and became effective in connection with the Company’s initial public offering. The ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions of up to 15% of their regular compensation at a discount of 85% of the fair market value of the Company’s common stock on the first day or last day, whichever is less, of the applicable offering period, subject to any plan limitations. A total of 903,750 shares of common stock were reserved for issuance under the 2021 ESPP. On January 1, 2023, the number of shares of common stock reserved for issuance under the 2021 ESPP was increased by 924,111 shares pursuant to an automatic annual increase. As of September 30, 2023, 1,626,658 shares were available for issuance under the 2021 ESPP.
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
The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Debt Securities:
Money market funds	$2,857	$—	$—	$2,857
U.S. treasury bills	51,437	—	—	51,437
Total assets	$54,294	$—	$—	$54,294
Liabilities:
Contingent consideration	$—	$—	$12,750	$12,750
Total liabilities	$—	$—	$12,750	$12,750

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Debt Securities:
Money market funds	$5,050	$—	$—	$5,050
Certificates of deposit	27,740	—	—	27,740
U.S. treasury bills	76,736	—	—	76,736
Total assets	$109,526	$—	$—	$109,526
Liabilities:
Contingent consideration	$—	$—	$12,750	$12,750
Total liabilities	$—	$—	$12,750	$12,750

The following table provides reconciliation for all liabilities measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2023 (in thousands):

	Contingent consideration	Total liabilities
Balance at December 31, 2022	$12,750	$12,750
Change in fair value during 2023	—	—
Balance at September 30, 2023	$12,750	$12,750

The Company reviews trading activity and pricing for its available-for-sale securities as of the measurement date.
The contingent consideration liability is related to the acquisition of Totient, Inc. and is included in accrued expenses on the condensed consolidated balance sheet as of September 30, 2023. The fair value estimate is based on a probability-weighted approach. Changes in fair value of the contingent consideration liability are included within research and development expense on the condensed consolidated statement of operations. The contingent consideration of $15.0 million held in escrow shall be paid upon the achievement of specific milestones and is included in restricted cash on the condensed consolidated balance sheet as of September 30, 2023.
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

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(21,994)	$(27,259)	$(87,021)	$(85,433)

Denominator:
Weighted-average common shares outstanding	92,217,234	91,105,265	91,844,221	90,686,517

Net loss per share, basic and diluted	$(0.24)	$(0.30)	$(0.95)	$(0.94)

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
Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	17,618,318	11,125,698	16,210,430	10,471,807
Restricted stock units	96,367	52,942	51,336	50,056
Unvested restricted stock	527,932	1,745,926	702,412	2,110,865
Employee stock purchase plan	105,842	—	89,520	—

12.Income taxes
The Company's effective income tax rate from continuing operations was 0.1% and 0.0% for the nine months ended September 30, 2023 and 2022, respectively. The difference between the effective rate and the statutory rate is primarily attributed to the change in the valuation allowance against net deferred tax assets.
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
The Company recognizes the effect of income tax positions only if those positions are “more likely than not” of being sustained. As of September 30, 2023, the Company has $2.1 million of unrecognized tax benefits. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense within the condensed consolidated financial statements. The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.

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
We couple our powerful deep learning AI models, built to understand and predict determinants of protein function, with our proprietary synthetic biology capabilities, which include high-throughput single-cell assays that can evaluate billions of drug sequence variants, each within its production cell line, for target binding affinity, protein quality, and production level (titer). This combination of in silico modeling with wet lab testing allows us to generate immense real-world datasets that we harness to train and refine our deep learning models. These models guide our protein and cell line designs and enable in silico optimization of multiple attributes. Our target platform technology uses machine learning computational methods to evaluate patient tissue samples and, without biological bias, identify disease-relevant fully human antibodies and their disease- and tissue-specific molecular targets. In addition to the direct utility of these antibodies and targets as drug discovery assets, these data comprising antibody-epitope recognition elements expand our AI models’ training sets and may improve predictive capabilities for future discovery campaigns.
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
Developing our own drug discovery pipeline: We intend to develop drug candidates for our own drug discovery pipeline. With the ability to find both targets and lead candidates, we intend to develop promising lead candidates up to the Investigational New Drug application (IND) stage or later. We may enter into clinical trials and/or manufacturing partnerships to advance a lead candidate. Advancing development of our own pipeline will increase the value of our internal assets and serve as further validation of our platform.
Total revenue was $0.7 million and $5.4 million for the three and nine months ended September 30, 2023, respectively, compared to $2.4 million and $4.2 million for the three and nine months ended September 30, 2022, respectively, due to timing of project-based milestones achieved and the mix of ongoing programs utilizing our Integrated Drug Creation platform. For the three and nine months ended September 30, 2023 we incurred net losses of $22.0 million and $87.0 million, respectively. Net loss for the nine months ended September 30, 2023 includes a non-cash goodwill impairment charge in the amount of $21.3 million. Research and development expenses decreased by $11.8 million, or 25%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. As of September 30, 2023, we had an accumulated deficit of $383.0 million and cash and cash equivalents and short-term investments totaling $113.5 million.

We expect to continue to incur significant expenses in connection with our ongoing activities, including as we:
•implement an effective business development strategy to drive adoption of our Integrated Drug Creation platform by new and existing partners;
•develop our internal proprietary asset pipeline of lead drug candidates;
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
In September 2023, we announced a plan to realign internal investments and operations to further focus on and allocate resources to our internal pipeline of drug discovery programs and our Integrated Drug Creation platform. In connection with this decision, we announced a reduction in our global workforce of 15%.
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
•Increase the number of programs under existing partnerships: The execution of our long-term strategy relies substantially on the value our partners believe can be recognized from our programs. Our continued growth depends on our ability to expand the scope of our existing partnerships and add new molecules for Discovery or Cell Line Development (“CLD”) partnerships with current partners.
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
•Create our proprietary asset pipeline. We are in the process of selectively creating our own lead drug candidates and intend to advance them up to the IND stage or later. In some cases we may out-license or transfer drug candidates for clinical advancement by a partner, with the expectation of a greater share in the economics relative to the milestones and royalties we may secure for our core platform technology development licenses.
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

	September 30,	December 31,
	2023	2022
Partners, Cumulative (1)	21	19
Programs, Cumulative (2)	51	47
Active Programs (3)	15	16

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
As of September 30, 2023, we had drug candidates in 15 Active Programs across six current partners’ preclinical or clinical pipelines. We had 12 Active Programs comprising Discovery applications consisting of three through our agreement with Merck & Co., Inc., seven with an undisclosed biotechnology company, one with an undisclosed biotechnology company leveraging our platform capabilities to optimize pharmacokinetic properties for a Phase II candidate, and one with an undisclosed biotechnology company leveraging our platform capabilities including our antibody library. We also had three Active Programs focused on developing production cell lines for drug candidates that our partners are developing. Two of these CLD Active Programs are preclinical and one is in Phase 3 clinical development (PhaseBio Pharmaceuticals’ drug candidate, bentracimab, assumed by SFJ Pharmaceuticals, Inc. in January 2023).
As of September 30, 2023, we had negotiated license agreements, or expected to negotiate license agreements upon completion of certain technology development activities, with potential downstream milestone payments and royalties for all Active Programs. We have not negotiated terms for a sufficient number of royalty- and milestone-bearing licenses, however, to enable us to make accurate predictions regarding our potential revenue and financial performance.
During the three months ended September 30, 2023, EQRx, Inc. (EQRx) delivered an opt-out notice underlying our discovery collaboration agreement resulting in a decrease in our Active Program count reflected in the table above. We have taken ownership of one program developed pursuant to the collaboration and plan to internally develop this program, exclusive of our Active Programs.
We are leveraging our technology platform to selectively build an internal asset portfolio. We have identified four wholly-owned internal asset programs focusing on cytokine biology as well as several undisclosed internal pipeline programs under evaluation. We also have several internal programs within the target evaluation stage on undisclosed indications.

Program	Target Description
ABS-101	Candidate targeting TL1A in inflammatory bowel disease
ABS-201	Lead and optimization stage for an undisclosed therapeutic target in dermatology
ABS-301	Lead and optimization stage for an undisclosed therapeutic target in immuno-oncology
ABS-401	Target evaluation stage for an undisclosed therapeutic target in dermatology

Exclusive of our Active Programs with partners and internal pipeline, we have utilized our platform to perform technology development activities related to 32 additional molecules. These programs include both internal research programs and technology development programs with third parties intended to demonstrate our platform’s capabilities as we address successively broader ranges of biologics and modalities. We have not transferred technology or granted licenses related to these programs.
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
We expect general and administrative expenses to continue to stabilize as we more effectively control costs associated with operating as a public company, including expenses related to legal, accounting, regulatory, maintaining compliance with exchange listing and requirements of the U.S. Securities and Exchange Commission (SEC), director and officer insurance premiums and investor relations. Following an initial reduction due to the September 2023 realignment and resulting reduction in our global workforce, we expect these expenses to vary from period to period as a percentage of revenue in the near term, and to decrease as a percentage of revenue in the long term.
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
Goodwill impairment
Goodwill is tested for impairment on an annual basis in the fourth fiscal quarter, or sooner if an indicator of impairment exists. We performed a quantitative impairment evaluation of goodwill as of June 30, 2023 and recorded a full impairment charge in the amount of $21.3 million.
Other income (expense)
Interest expense
Interest expense, net, consists primarily of interest related to borrowings under our term debt and financed laboratory equipment.
Other income
Other income consists primarily of interest income from our cash and investments.

Results of Operations
The results of operations presented below should be reviewed in conjunction with our condensed consolidated financial statements and notes included elsewhere in this Quarterly Report. The following tables set forth our results of operations for the periods presented (In thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Technology development revenue	$744	$2,004	$5,380	$3,094
Collaboration revenue	—	365	—	1,096
Total revenues	744	2,369	5,380	4,190
Operating expenses
Research and development	11,029	15,525	35,798	47,593
Selling, general and administrative	9,505	11,407	28,508	32,803
Depreciation and amortization	3,513	3,404	10,515	9,451
Goodwill impairment	—	—	21,335	—
Total operating expenses	24,047	30,336	96,156	89,847
Operating loss	(23,303)	(27,967)	(90,776)	(85,657)
Other income (expense)
Interest expense	(229)	(279)	(806)	(685)
Other income, net	1,572	675	4,613	948
Total other income (expense), net	1,343	396	3,807	263
Loss before income taxes	(21,960)	(27,571)	(86,969)	(85,394)
Income tax (expense) benefit	(34)	312	(52)	(39)
Net loss	$(21,994)	$(27,259)	$(87,021)	$(85,433)

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the three and nine months ended September 30, 2023 and 2022 (In thousands, except for percentages):
Revenue

	For the Three Months Ended September 30,
	2023	2022	$ Change	% Change
Revenues
Technology development revenue	$744	$2,004	$(1,260)	(63)%
Collaboration revenue	—	365	(365)	(100)%
Total revenues	$744	$2,369	$(1,625)	(69)%

	For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Revenues
Technology development revenue	$5,380	$3,094	$2,286	74%
Collaboration revenue	—	1,096	(1,096)	(100)%
Total revenues	$5,380	$4,190	$1,190	28%

Total revenue was $0.7 million for the three months ended September 30, 2023, representing a decrease of approximately $1.6 million, or 69%, compared to $2.4 million for the three months ended September 30, 2022.

Total revenue was $5.4 million for the nine months ended September 30, 2023, representing an increase of approximately $1.2 million, or 28%, compared to $4.2 million for the nine months ended September 30, 2022.
Technology development revenue decreased by $1.3 million, or 63%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and increased by $2.3 million, or 74%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, driven by a combination of overall program progress, the timing of project-based milestones achieved, and the mix of ongoing programs activity.
Operating expenses
The following table summarizes our operating expenses for the three and nine months ended September 30, 2023 and 2022 (In thousands, except for percentages):

	For the Three Months Ended September 30,
	2023	2022	$ Change	% Change
Operating expenses
Research and development	$11,029	$15,525	$(4,496)	(29)%
Selling, general and administrative	9,505	11,407	(1,902)	(17)%
Depreciation and amortization	3,513	3,404	109	3%
Total operating expenses	$24,047	$30,336	$(6,289)	(21)%

	For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Operating expenses
Research and development	$35,798	$47,593	$(11,795)	(25)%
Selling, general and administrative	28,508	32,803	(4,295)	(13)%
Depreciation and amortization	10,515	9,451	1,064	11%
Goodwill impairment	21,335	—	21,335	100%
Total operating expenses	$96,156	$89,847	$6,309	7%

Research and development
Research and development expenses decreased by $4.5 million, or 29%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was primarily attributable to a decrease in laboratory operational costs of $1.8 million and a $2.8 million decrease in personnel costs, including stock-based compensation.
Research and development expenses decreased by $11.8 million, or 25%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily attributable to a decrease in laboratory operational costs of $6.9 million and a $4.2 million decrease in personnel costs, including stock-based compensation.
Selling, general and administrative expenses
Selling, general, and administrative expenses decreased by $1.9 million, or 17%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was primarily attributable to decreased stock-based compensation and personnel costs of $1.2 million and decreased other administrative costs of $0.7 million.
Selling, general, and administrative expenses decreased by $4.3 million, or 13%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily driven by decreased stock-based compensation of $2.4 million and decreased other administrative costs of $1.6 million.

Depreciation and amortization
Depreciation and amortization expense increased by $0.1 million, or 3%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Depreciation and amortization expense increased by $1.1 million, or 11%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily due to increased leasehold improvements.
Goodwill impairment
We performed a quantitative impairment evaluation of goodwill as of June 30, 2023 and recorded an impairment charge in the amount of $21.3 million during the second quarter. See Note 6: Goodwill and Intangibles, net to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.
Other income (expense)
The following table summarizes our other income (expense) for the three and nine months ended September 30, 2023 and 2022 (In thousands, except for percentages):

	For the Three Months Ended September 30,
	2023	2022	$ Change	% Change
Other income (expense)
Interest expense	$(229)	$(279)	$50	(18)%
Other income, net	1,572	675	897	133%
Total other income (expense), net	$1,343	$396	$947	239%

	For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Other income (expense)
Interest expense	$(806)	$(685)	$(121)	18%
Other income, net	4,613	948	3,665	387%
Total other income (expense), net	$3,807	$263	$3,544	1348%

Interest expense
Interest expense was $0.2 million for the three months ended September 30, 2023, compared to $0.3 million for the three months ended September 30, 2022, representing a decrease of 18% primarily attributable to decreased finance lease obligations.
Interest expense was $0.8 million for the nine months ended September 30, 2023 compared to $0.7 million for the nine months ended September 30, 2022, representing an increase of $0.1 million, or 18% primarily attributable to equipment financing.
Other income, net
Other income, net, was $1.6 million income for the three months ended September 30, 2023 compared to $0.7 million income for the three months ended September 30, 2022, representing a change of $0.9 million, or 133%, primarily attributable to increases in investment income from cash equivalents and short-term investments.
Other income, net, was $4.6 million income for the nine months ended September 30, 2023 compared to $0.9 million income for the nine months ended September 30, 2022, representing a change of $3.7 million, or 387%, primarily attributable to increases in investment income from cash equivalents and short-term investments.

Liquidity and Capital Resources
Overview
As of September 30, 2023, we had $113.5 million of cash and cash equivalents and short-term investments.
We have incurred net operating losses since inception. As of September 30, 2023, our accumulated deficit was $383.0 million. To date, we have funded operations through issuances and sales of equity securities and debt, in addition to revenue generated from our technology development agreements. We believe that our cash and cash equivalents and short-term investments will be sufficient to meet our operating expenses, working capital and capital expenditure needs over at least the next 12 months following the date of this filing.
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
Equipment financing
In 2022, we received a total of $12.0 million of proceeds from equipment financing arrangements. Terms of the agreements require monthly payments over 42-48 month periods with imputed interest rates ranging from 8%-10%. As of September 30, 2023, the combined outstanding balance on these agreements is $8.8 million.
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
Cash Flows
The following summarizes our cash flows (In thousands):

	For the Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in)
Operating activities	(49,714)	(62,771)
Investing activities	62,986	(96,803)
Financing activities	(3,248)	3,844
Net increase (decrease) in cash, cash equivalents, and restricted cash	$10,024	$(155,730)

Cash flows from operating activities
In the nine months ended September 30, 2023, net cash used in operating activities was $49.7 million and consisted primarily of a net loss of $87.0 million adjusted for non-cash items, including depreciation and amortization expense of $10.5 million, stock-based compensation of $8.2 million, and goodwill impairment of $21.3 million.
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
Cash flows from investing activities
In the nine months ended September 30, 2023, net cash provided by investing activities was $63.0 million. The net cash provided resulted primarily from maturities of short-term investments of $185.9 million, partially offset by cash used for purchases of short-term investments of $122.2 million and purchases of lab equipment of $0.8 million.
In the nine months ended September 30, 2022, net cash used in investing activities was $96.8 million primarily from purchases of short-term investments of $73.9 million, purchases of lab equipment and leasehold improvements of $15.6 million as we expanded our operations and overall capacity and cash paid as part of our acquisition of Totient, Inc. of $8.0 million.
Cash flows from financing activities
In the nine months ended September 30, 2023, net cash used in financing activities was $3.2 million. The net cash used resulted primarily from principal payments of $4.0 million made for financed equipment, partially offset by proceeds from the issuance of common stock of $0.7 million from stock option exercises and our employee stock purchase plan.
In the nine months ended September 30, 2022, net cash provided by financing activities was $3.8 million primarily from proceeds from equipment financing agreements of $9.4 million and proceeds from the issuance of common stock of $0.6 million, partially offset by cash used for principal payments of $6.2 million made for financed equipment and long-term debt.
Income taxes
Our effective income tax rate from continuing operations was 0.1% and 0.0% for the nine months ended September 30, 2023 and 2022, respectively. The difference between the effective rate and the statutory rate is primarily attributed to the change in the valuation allowance against net deferred tax assets.
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
Goodwill impairment
We performed a quantitative impairment evaluation of goodwill as of June 30, 2023 and recorded an impairment charge in the amount of $21.3 million reported as goodwill impairment on the condensed consolidated statement of operations and comprehensive loss. For details regarding the interim impairment assessments performed for goodwill see Note 6: Goodwill and Intangibles, net.
There were no other material changes in our critical accounting policies and estimates during the nine months ended September 30, 2023.
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
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Other than as set forth below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 30, 2023.

Our organizational realignment and the associated workforce reduction announced in September 2023 may not result in the full anticipated savings and may disrupt operations.
In September 2023, we announced an organizational realignment to further focus on and allocate resources to our internal pipeline of drug discovery programs and our Integrated Drug Creation platform. We may not fully realize the anticipated benefits, savings and improvements in our cost structure from our realignment efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize anticipated cost savings from the realignment efforts, our operating results and financial condition may be adversely affected. Furthermore, our realignment plans may be disruptive to our operations. For example, our workforce reduction could lead to unanticipated consequences, such as turnover beyond planned reductions, increased difficulties in our day-to-day operations or claims of unlawful discharge. Our workforce reduction may also harm our ability to attract and retain qualified personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully executing key technical initiatives.
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
Cash used since the IPO is described elsewhere in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our periodic reports filed with the SEC. To date, we have used all of the net proceeds from the IPO, and there was no material change in our actual use of the net proceeds from the IPO from that described in the final prospectus for our IPO.
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

10.1*#	Offer Letter, by and between Absci Corporation and Zachariah Jonasson, dated August 12, 2023.
10.2*#	Employment Agreement, by and between Absci Corporation and Zachariah Jonasson, dated August 31, 2023.
10.3*#	Transition Agreement, by and between Absci Corporation and Gregory Schiffman, dated August 14, 2023.
10.4*#	Separation Agreement, by and between Absci Corporation and Sarah Korman, dated August 16, 2023.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

ABSCI CORPORATION

Date: November 14, 2023	By:	/s/ Zachariah Jonasson
Zachariah Jonasson, Ph.D.
Chief Financial Officer (Principal Financial Officer) and Chief Business Officer

Date: November 14, 2023	By:	/s/ Todd Bedrick
Todd Bedrick
Chief Accounting Officer (Principal Accounting Officer)