Form 10-K
period 2023-12-31
Absci Corp
filed 2024-03-21
CIK 1672688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Rule 10D-1(b) under the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes   ☐     No  ☒
As of June 30, 2023, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was approximately $92.4 million.
The registrant had outstanding 112,784,576 shares of $0.0001 par value common stock as of March 6, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Risk Factors”. Forward-looking statements can often be identified by the use of terminology such as “may,” “might,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking. In particular, these forward-looking statements include, but are not limited to:
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
•our ability to attract new partners and enter into drug creation agreements that contain milestone and royalty obligations in favor of us;
•our potential to receive revenue from the achievement of milestones and from royalties on net sales under agreements with our partners with respect to products originating from our Integrated Drug Creation platform;
•our ability to enter into commercial license agreements for our existing Active Programs with those partners who do not currently have milestone payment and royalty obligations to us;
•our ability to manage and grow our business by expanding our relationships with existing partners or introducing our Integrated Drug Creation platform to new partners and developing lead drug candidates for our internal pipeline efforts;
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
•our estimates of the sufficiency of our cash, cash equivalents and short-term investments;
•our calculations and estimates related to the valuation of our intangible assets;
•our ability to establish, maintain or expand collaborations, partnerships or strategic relationships;
•our ability to provide our partners with a full biologic drug creation solution from target to Investigational New Drug application (IND)-ready, including non-standard amino acid incorporation capabilities;
•our ability to obtain, maintain and enforce intellectual property protection for our platform, products and technologies, the duration of such protection and our ability to operate our business without infringing on the intellectual property rights of others;

•our ability to attract, hire and retain key personnel and to manage our growth effectively;
•our expectations regarding use of our cash, cash equivalents and short-term investments;
•our financial performance and that of companies in our industry and the financial markets generally;
•the volatility of the trading price of our common stock;
•our competitive position and the development of and projections relating to our competitors or our industry;
•the impact of laws and regulations;
•our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (JOBS Act); and
•global economic conditions, including market volatility, including as a result of acts of war and civil and political unrest, such as Hamas’ attack against Israel and the ensuing war, and the ongoing conflict in Ukraine, and our expectations about market trends and effects from inflation.
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
Except as otherwise indicated, references in this Annual Report on Form 10-K to “Absci,” the “Company,” “we,” “us,” and “our” refer to Absci Corporation and its subsidiaries.
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

Trademarks
This Annual Report on Form 10-K contains references to our trademarks and service marks and to those belonging to third parties. Absci’s stylized A logo, Absci®, SoluPro®, Bionic SoluPro®, and SoluPure® are our registered trademarks with the U.S. Patent and Trademark Office. We also use various other trademarks, service marks and trade names in our business, including but not limited to, the Absci AI logo mark, HiPrBind, Bionic proteins, IgDesign,Translating Ideas into Drugs, Integrated Drug Creation, Unlimit with us, Creating drugs at the speed of Ai, Better biologics for patients, faster, Breakthrough therapeutics at the click of a button, for everyone, Denovium, and Denovium Engine. All other trademarks, service marks or trade names referred to in this Annual Report on Form 10-K are the intellectual property of their respective owners. Use of these marks/trade names does not imply affiliation, endorsement, or sponsorship of any kind. Solely for convenience, the trademarks and trade names in this Annual Report on Form 10-K may be referred to with or without the ® and ™ symbols, but references which omit the ® and ™ symbols should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.
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
Part I.
Item 1. Business
Our Mission
Absci is a data-first generative AI drug creation company that combines AI with scalable wet lab technologies to create better biologics for patients, faster. With the data to train, the AI to create, and the wet lab to validate, our Integrated Drug Creation platform aims to engineer better biologics with design-in functionality and best-in-class properties.
Antibody-based therapeutics represent an extraordinary medical and economic opportunity, yet the biopharmaceutical industry faces significant challenges in bringing these life-changing medicines to patients. Our Integrated Drug Creation platform is designed to improve upon traditional biologic drug discovery by using AI to simultaneously optimize multiple drug characteristics that may be important to development and therapeutic benefit. This has the potential to significantly shorten time to clinic and increase the probability of success. Our approach expands the possibilities in biopharmaceuticals — shifting from a paradigm of drug discovery to drug creation — with the goal of bringing best-in-class and first-in-class antibody therapeutics to the patients who need them.
The AI Drug Creation Opportunity
Biologic drug discovery is ripe for disruption. Studies of drug discovery and development estimate that it takes an average of 5.5 years to go from discovery to initiation of human clinical trials. Success rates for traditional drug discovery campaigns reaching a marketed product are estimated at less than 5%. Moreover, it generally takes 12–15 years and more than $1 billion to bring a drug to market.

Progress in machine learning and artificial intelligence has been building for decades, with increasing application in drug discovery. In May 2023, the U.S. Food and Drug Administration acknowledged that artificial intelligence and machine learning will undoubtedly play a critical role in drug development and recognized its potential to enhance drug development in many ways, including to help bring safe and effective drugs to patients faster. A June 2023 study estimated that AI could yield time and cost savings of at least 25–50% in drug discovery up to the preclinical stage. Some analysts point specifically to generative AI as a promising approach to creating novel drugs with improved attributes, allowing drug development to move closer to drug design, speeding up the process and creating better-targeted drugs. Clinical trials can move from exploring the properties of a molecule that has been discovered to confirming that the design works as intended.
Generative AI depends on massive training datasets to generate quality results. For example, GPT-4, a well-known generative AI model, was trained on data at scale readily available through public sources such as the internet. Such a data set does not exist for drug discovery. For this reason, current AI drug discovery mainly focuses on small-molecule drugs. Their simpler structure allows the synthesis and screening of million-member chemical libraries, which can then provide training data for generative AI models. In contrast, using AI models to design biologic drugs is more challenging because the existing biological datasets are much smaller, meaning there is less training data available for developing highly predictive AI models. Biologic drugs, however, are inherently more selective than small molecules and hence have in general better safety profiles in patients. Hence, building large training data sets for biologic drugs interactions offers the potential for AI models to design highly specific, safe therapeutics for a wide variety of disease targets less addressable by small molecules.
Absci was founded on a technology that aims to solve this AI data problem in biologic drug discovery. For over a decade, we have used synthetic biology to generate antibodies at a large scale, as compared to slow and expensive mammalian cell approaches. Our AI models accelerate the design and optimization of antibody candidates with potentially novel, best-in-class attributes. We then use our proprietary wet lab assays to validate those antibody candidates at scale. This combination of in silico modeling with wet lab testing allows us to generate immense real-world datasets that we harness to train and refine our deep learning models.
Through iterative AI predictions, wet lab validation, and AI training we enable a virtuous cycle that we believe will accelerate us toward fully in silico biologic drug discovery. With the data to learn, the AI to create, and the wet lab to validate, Absci can create billions of antibody designs and screen millions of ranked antibody sequences in weeks, allowing us to go from AI-designed antibodies to wet lab-validated candidates in as little as six weeks. Our unique Integrated Drug Creation approach has the potential to significantly shorten preclinical development timelines from 5-7 years in benchmarked timelines to 18-24 months, enabling us to build a strong pipeline of both partnered and wholly-owned candidates that can expand therapeutic possibilities.

Our Integrated Drug Creation Platform
Our Integrated Drug Creation platform combines the data to train, the AI to create, and the wet lab to validate millions of AI-generated designs a week. It can take us from AI-designed antibodies to wet lab-validated candidates in as little as six weeks.
Data to Train: Our SoluPro technology is a multiplex synthetic biology approach designed to overcome the limitations of today's highest-throughput automation labs. It constructs billions of genetically-distinct cells, each containing instructions to make one version of a protein of interest, as well as a different assortment of folding and expression solutions. Our ACE assay technology then evaluates and sorts hundreds of millions of designs to collect the best hits - versions of the protein-of-interest, based on target binding, protein quality, and expression titer. We use this high-quality, high-throughput data to train our AI models.
AI to Create: We design new therapeutic candidates using generative AI models similar to those used for creating text and images from natural language prompts. Working from massive biology datasets, we apply generative AI to design drug candidates that are designed with the optimal drug attributes including, but not limited to, binding affinity, low immunogenicity, improved pharmacokinetic profile, and developability. Generative AI expands the solution space and enables us to create completely new antibody designs in the computer, unlocking new opportunities in in silico drug design.
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

Our Integrated Drug Creation platform enables our core competencies in three broad areas:
•Target discovery with novel approaches: We reconstruct prevalent immune-response molecules such as antibodies from disease tissue and identify their corresponding antigens, offering new therapeutic targets, as well as the cognate binding partners, for further potential validation and optimization.
•AI-guided antibody drug creation: We design de novo antibodies. Starting with an envisioned drug format and target antigen, we generate a library of relevant sequence variants to establish the target specificity, designed to create novel therapeutic candidates with desirable attributes related to affinity, functionality, and developability.
•AI-guided lead optimization: With multi-parametric AI lead optimization, we work to simultaneously evaluate variants for improved target affinity, manufacturability, and other pharmacologic characteristics to bring development candidates to the clinic.
We believe the flexibility of our platform enables us to address specific challenges with existing targets or product candidates and open up opportunities to create new modalities and generate lead drug candidates that we believe previously had not been possible. Our goal is to demonstrate the value of our fully integrated approach and expand our work with an increasing number of partnered and internal programs.
We believe we have the potential to unlock new and differentiated value drivers:
•Enable first-in-class drugs: Our platform has the ability to access novel biology to address elusive drug targets such as G protein-coupled receptors (GPCRS) and ion channels.
•Enable best-in-class drugs: Our AI-driven multiparameter optimization can help develop drugs with multiple, superior attributes such as multi-valent biologics, increased half-life, and conditional pH-dependent binding.

•Reduce time to clinic: We believe our platform can reduce the time to IND from a 4-6 year industry average to around two years, enabling more programs per unit time.
•Increase probability of success: Our AI models enable multi-parameter predictions and simultaneous optimization of attributes in parallel, making predictions that solve for desired attributes. Insights we achieve through the integration of deep learning will help identify new drug candidates with the best chances for clinical success and ultimately increase net present values (NPVs) of programs.
•Expand intellectual property space: AI drug creation generates broader IP for first-in-class drugs and finds new IP for fast-follower or best-in-class strategies.
Our Business Model
Our business model is to use our platform for rapid creation of biologic drug candidates by:
Establishing partnerships with stakeholders in the drug discovery and development life cycle: We create drug candidates with partners, including pharmaceutical and biotechnology companies who are responsible for preclinical and clinical testing of biologic candidates generated through our platform. Our partnerships will provide us with the opportunity to participate in the future success of the biologic candidates generated utilizing our platform, including through potential clinical, regulatory and commercial milestone payments as well as royalties on net sales of approved products. We aim to assemble economic interests in a diversified portfolio of partnered pipeline assets of biologics across multiple indications.
Developing our own proprietary asset pipeline: We aim to create therapeutic assets comprising our own internal program pipeline. With the ability to find targets and develop potential best-in-class assets, we intend to develop promising assets to value inflection points, anywhere from preclinical validation through clincial trials, before partnering or selling them. Accordingly, we may enter into clinical trials and/or manufacturing partnerships to advance specific therapeutic assets to target such value inflection points. We believe that by developing our own pipeline, we will create optionality for enhanced monetization and validation of our platform.
Our evolving business model is underpinned by a strategic shift towards diversifying our program portfolio through both partnered drug creation programs and internal asset development programs. Our approach is to balance the portfolio between partnered programs that broaden our reach into various indications and provide R&D and upfront funding, and internal programs for which we have more control and the potential for partnerships or asset sales that provide more significant economic returns. The cornerstone of this business model evolution lies in the diversification of risk and potential return on investment. Engaging in drug creation partnerships may enable us to reach broader indications and markets, whereas internal asset development may be more advantageous in terms of greater control over program selection, development timeline, and return on investment. Our dual-faceted model not only secures a focused set of indications but also gives us greater optionality, enhancing our ability to pivot and adapt as the programs progress. We believe we will grow and diversify our portfolio of programs through our model, ultimately driving innovation and delivering value for all stakeholders.
Our Partnerships
We structure our partnerships as drug creation agreements with options for our partners to license intellectual property rights to the biological assets we create after completion of the drug creation phase. The primary goal of the drug creation phase includes target creation, lead or candidate creation, and development or optimization of a lead candidate or set of lead candidates. For the drug creation phase, partners may request a scope that includes, but is not limited to, a specified disease area, a target for creation of a new biologic, or supply a specified lead candidate for AI-driven optimization. For most partnerships, we expect to negotiate and agree to downstream economic terms of any license to our intellectual property rights before initiating the drug creation phase. We anticipate that these drug creation agreements may provide us with rights to receive payments upon the achievement of various clinical, regulatory and commercial milestones for the applicable product candidates, as well as royalties on net sales at least during the marketing exclusivity period of candidates approved for commercialization.

Active Programs
We define “Active Programs” as drug creation programs that are subject to ongoing technology development activities intended to determine if the program can be pursued by our partner for future clinical development, as well as any program for which our partner obtains and maintains a license to our technology to advance the program after completion of the drug creation phase. There is no assurance, however, that our partners will advance any drug candidates that are currently the subject of Active Programs into further preclinical or clinical development or that our partners will elect to license our technologies upon completion of the drug creation phase in a timely manner, or at all.
As of December 31, 2023, our Active Programs are as follows:

Partner	Contract Date	Active Programs	Therapeutic Area
PrecisionLife	December 2023	5	Undisclosed
Almirall	November 2023	2	Dermatology
AstraZeneca	November 2023	1	Oncology
Undisclosed	July 2023	1	Undisclosed
Undisclosed	March 2023	1	Undisclosed
Merck	January 2022	3	Undisclosed
Merck	December 2019	1	Undisclosed
Alpha Cancer Technologies	August 2019	1	Oncology
SFJ Pharmaceuticals	April 2019	1	Hematology
Active Programs		16

Our Integrated Drug Creation platform is primarily utilized in our partnerships for drug creation across indications using AI to simultaneously optimize multiple drug characteristics that may be important to development and therapeutic benefit. One of our Active Programs with an undisclosed partner is leveraging our platform capabilities to optimize pharmacokinetic properties for a Phase II candidate and one of our Active Programs with an undisclosed partner is leveraging our platform capabilities including our antibody library. We also have three Active Programs focused on our legacy model of developing production cell lines for drug candidates that our partners are developing. Two of these legacy cell line development Active Programs are preclinical and one is in Phase 3 clinical development (PhaseBio Pharmaceuticals’ drug candidate, bentracimab, assumed by SFJ Pharmaceuticals, Inc. in January 2023).
We have negotiated license agreements, or expected to negotiate license agreements upon completion of certain drug creation activities, with potential downstream milestone payments and royalties for all Active Programs. We have not negotiated terms for a sufficient number of royalty- and milestone-bearing licenses, however, to enable us to make accurate predictions regarding our potential revenue and financial performance.
Internal Pipeline
Our biologics pipeline reflects our differentiated capabilities in de novo antibody creation, multi-parameteric lead optimization, and reverse immunology. We’re developing a diversified portfolio of internal programs with a focus on cytokine biology as we scale our Integrated Drug Creation platform and strive to impact millions of lives.

Internal Asset Programs
As of December 31, 2023, we have identified three wholly-owned internal asset programs focusing on cytokine biology as well as several undisclosed internal pipeline programs under evaluation.

Program Name	Target Description
ABS-101	Candidate targeting TL1A in inflammatory bowel disease
ABS-201	Lead and optimization stage for an undisclosed therapeutic target in dermatology
ABS-301	Lead and optimization stage for an undisclosed therapeutic target in immuno-oncology

We are aware of clinical stage assets targeting TL1A that are being developed by Merck, Roche and Sanofi. For purposes of comparing the anticipated attributes of ABS-101 to these competitive product candidates, we generated putative clinical competitor molecules and performed a head to head comparison against several potential ABS-101 molecules. In these preclinical studies, ABS-101 potential candidates exhibited properties consistent with a potentially superior product profile by demonstrating equal or superior potency data from multiple biophysical and cellular assays, in addition to improved developability properties. We believe these attributes support the program’s potential to create an efficacious candidate conducive to subcutaneous dosing. Furthermore, in vitro and preliminary in vivo PK studies confirm the potential for extended half-life, supporting the objective for significantly improved dosing intervals. While we are encouraged by these preclinical results, we cannot assure you that similar results will be obtained in clinical studies of ABS-101. Additionally, while we endeavored to create molecules with the same attributes as those of competitive product candidates under development, we cannot assure you that the molecules we created are similar or better than those being developed by our competitors, nor can we assure you that direct comparisons of our clinical product candidate to those of our competitors will produce similar results.
In February 2024, we initiated IND-enabling studies to further evaluate certain properties of ABS-101. Based on these IND-enabling studies, we plan to submit an IND in the first quarter of 2025 and potentially initiate a Phase 1 clinical trial in the first half of 2025.
Platform Capabilities
Our Active Programs, internal asset programs, and historical programs demonstrate our platform’s capabilities to successively address broad ranges of biologics and modalities. Exclusive of our Active Programs with partners and internal pipeline, we have utilized our platform to perform drug creation activities related to 32 additional molecules. These programs include both internal research programs and drug creation programs with third parties.
*

Strategy
We believe we represent a new breed of biotechnology company, integrating powerful artificial intelligence with new synthetic biology technologies to create biologics to improve human health. Our Integrated Drug Creation platform is poised as a growing innovation engine in creating de novo candidates, using reverse immunology to identify novel epitopes, driving efficiencies, broadening pipelines, and shortening preclinical timelines. We aim to stay at the forefront of drug creation by:
•Enable the discovery and development of biologics and new modalities through our proprietary platform. Our ability to design, construct and rapidly screen large populations of genetically distinct cells enables us to evaluate billions of unique protein variants and increase the probability of finding the most promising biologic drug candidate. We design and optimize new-to-nature modalities with insights from our AI models. We also harness the power of nature, using synthetic biology approaches with our E. coli SoluPro strains to produce complex proteins and new modalities. Unlike other biologic drug discovery methods, we evaluate the variants of these desired proteins in the fully-constructed scaffold to enable creation of biologics while optimizing for target affinity as well as high-titer expression and scalable manufacturability from the beginning of the discovery process. We believe that our platform will empower us and our partners to bring new and better drugs to market.
•Strengthen our position as a partner of choice for pharmaceutical companies and biotechnology companies. We form partnerships with large pharmaceutical companies, biotechnology companies, and other organizations deploying our breakthrough technologies to enable biologic drug creation for these partners and to continually expand the breadth and depth of our partnered programs. We believe our innovative approach and ability to create better biologics faster, along with the scalability of our platform, will enable us to build a diversified portfolio of potential milestone revenues and royalty streams from a variety of biologics across multiple indications.
•Advance the promise of in silico drug creation by leveraging proprietary data and AI. Our AI models learn and improve with each new program. We are enhancing the predictive power of our AI models by training our deep learning models with our own unique multi-dimensional data sets. With enough data and iterations, we aim to achieve in silico creation of novel drug candidates with desired pharmacologic attributes. With our reverse immunology technology for target identification, we are expanding the content of our training datasets to develop models that understand immune protein interactions and determinants of antibody-antigen specificity. Our AI models are the link that correlates business scale with speed and precision. The more programs we have, the more data we generate, the more our AI models learn. As our AI models get smarter, we can create new and better biologic constructs faster.
•Continuously invest in our team and platform to push the boundaries of science and unlock the untapped power of biology. We intend to maintain our technological differentiation through investments in teams and technologies. We expect to continue cultivating an integrated team of subject matter experts in AI and biology to bolster our capabilities in areas such as bioinformatics, molecular sciences, biology and chemistry, computation, and protein engineering. We expect to grow and enhance our intellectual property portfolio to protect and secure the value of our innovations. We may continue to evaluate strategic technology acquisitions that would be additive to expand and strengthen the capabilities of our platform and deepen our expertise in biologic drug discovery.
Our Growth Strategy
Our goal is to establish our proprietary, end-to-end platform as the industry standard for biologic drug creation. Our growth strategy is to:
•Develop our proprietary asset pipeline. We are in the process of selectively creating our own lead drug candidates and advancing them to value inflection points, anywhere from preclinical validation through clinical trials. In some cases we may out-license or transfer our lead drug candidates for clinical advancement by a partner, with the expectation of a greater share in the economics relative to the milestones and royalties we may secure for our drug creation partnership licenses.

•Establish new partnerships for biologics. We believe that our platform has a clear and differentiated value proposition for biologic drug creation. We have been successful in attracting initial partners, and we are continuing to expand our capabilities and enhance our platform to offer an even more powerful integrated solution. Given the increasing level of biopharmaceutical industry interest in creating novel biologics, we believe there is a large untapped market of potential partners ranging from traditional large pharmaceutical companies to emerging biotechnology innovators who can realize benefits from our platform. We believe that we offer a way to transcend the challenges faced by the many companies that are investing in developing innovative new protein-based medicines. As we continue to establish our platform as the go-to solution for biologic drug creation, we expect to continue to attract new partners. We employ a business development team focused on raising awareness of our capabilities and establishing new partnerships.
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
•Expand the scope of our partnerships across the biologic drug discovery value chain. We intend to grow existing partnerships across all of our drug creation applications, which include novel target identification, lead optimization, de novo discovery, and human antibody discovery. We look to expand the scope of partnerships to address additional classes of molecules, thereby presenting additional milestone and royalty opportunities.
•Grow our platform through R&D and strategic acquisitions. We intend to continue innovating and extending avenues for creating better new biologics at a faster pace. Biological validation technologies, preclinical evaluation models, and downstream protein purification technologies are all potential areas of strategic interest that could further enhance our value proposition to partners and provide us with important insights to steer our internal efforts.
Competition
Absci is a data-first generative AI drug creation company that combines AI with scalable wet lab technologies to create better biologics for patients, faster. Our Integrated Drug Creation platform improves upon traditional biologic drug discovery by using AI to simultaneously optimize multiple drug characteristics important to development and therapeutic benefit. The market for technologies that enable biopharmaceutical research and development, such as ours, includes multiple categories of pharmaceutical and biotechnology industries where competitors are similarly working to address certain steps in target identification, biologic drug discovery, or adjacent aspects of the broad process, including:
•in the field of AI-guided drug design and discovery, we may face competition from companies attempting to use AI to design novel biologic drugs such as Generate Biomedicines, Inc., and Exscientia Limited, among others. In addition, we may face competition in the future from companies currently offering adjacent technology (e.g. AI-enabled small molecule design) that may seek to develop antibody design capabilities, such as Recursion Pharmaceuticals, Inc., Relay Therapeutics, Inc., Isomorphic Labs Limited, and Schrodinger, Inc., among others. Moreover, other pharmaceutical and biotechnology companies seeking to develop AI capabilities for biologic drug design may also pose competition;
•in the field of novel target identification, we may face competition from academic, pharmaceutical, and biotechnology research initiatives, as well as from private and publicly traded companies focused on novel methods for target identification, including GV20 Therapeutics, Alchemab Therapeutics, PrecisionLife Limited, 3T Biosciences, Inc., and Immunome, however, in some cases we may collaborate with such companies if synergies with our drug creation platform are identified;
•in the broader field of antibody therapeutic development, we may face competition from pharmaceutical and biotechnology companies that are developing therapeutics that address the same disease targets and/or indications addressed by therapeutic assets in our internal pipeline; and

•more generally, in the field of novel human/humanized antibody discovery, we may face competition from companies such as AbCellera Biologics Inc., Alloy Therapeutics, Inc., and Adimab LLC.
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
In 2023, we renewed our corporate values to more completely reflect our transformation into an AI drug creation company, as well as our respect for patients, diversity, and community. Our values guide both our daily decision-making and our long-term cultural development, setting the tone for how we work together:
•We believe in the impossible
•We are one team with one finish line
•We deliver results
•We innovate because lives depend on it
•We embrace our differences
•We do the right thing
Building these values into our culture enables our people to translate ideas into impact as we strive to create a better, faster path to new medicines. Collectively and individually we are defying conventions and disrupting the biopharmaceutical industry with bold ideas and passionate pursuit of new possibilities.
As of December 31, 2023, we had 156 employees, of which 155 were full-time employees, many of whom have advanced post-graduate degrees. We believe that our Unlimiters are our most important asset.
To facilitate talent attraction and retention, we strive to make Absci an inclusive, safe, and attractive workplace with opportunities to grow, develop, and connect, supported by competitive compensation and benefits, as well as social, community, health and well-being programs.
Compensation and benefits: Our compensation philosophy is designed to establish and maintain a fair and flexible compensation program that attracts and rewards talented individuals who possess the skills necessary to support our mission, create long-term value for our stockholders and assist in the achievement of our strategic goals. We provide employees with competitive cash compensation, an all employee equity program, and a wide range of benefits. Our short-term incentive or cash bonus program is designed to recognize and reward achievement of company goals and individual performance as measured by impact and demonstration of our corporate values. The principal purposes of our equity plans are to attract, retain, and motivate employees, consultants and directors through the granting of stock-based compensation awards that align the interests of our employees with our stockholders. All full-time employees receive an equity grant upon hire and are eligible for annual equity grants thereafter. Our employee benefits include an employee stock purchase plan, generous healthcare benefits for employees and their families, life and disability insurance, unlimited vacation, parental leave, 401(k) matching, referral bonuses, access to mental health resources, wellness programs, and onsite services.
Training and development: We offer a number of educational resources and development opportunities with emphasis on internal mobility and fair and equitable talent practices. Employees take advantage of live courses, leadership programs, online training, team building events, seminars, conferences, lectures, university programs, peer-to-peer and leadership-guided training, and other learning opportunities across the company. All employees are eligible for an annual monetary stipend for continuing education and career development training. Additionally, we have a paid internship program that offers university or graduate students real-world experience and the chance to work with our extraordinary people, while helping Absci identify and develop the next generation of Unlimiters.

Ethics and compliance: We have adopted and regularly review the Code of Business Conduct and Ethics (the Code) to aid our directors, officers and employees in making ethical and legal decisions when conducting business and performing day-to-day duties. All directors, officers and employees are required to review and sign an acknowledgment regarding the Code and to agree on an annual basis to comply with the Code. We have established a reporting hotline and web form that enables employees to anonymously report any suspected violations of the Code, and we have a strict non-retaliation policy for all claims brought forward in good faith.
Communication and employee engagement: We employ a variety of tools to facilitate open and direct communication including open forums with executives, employee surveys and engagement through employee-led groups and committees. Our campuses are intentionally designed to create a space for collaboration and camaraderie. We hold company wide meetings monthly and regularly schedule time for our colleagues to connect. We appraise and refine our employee programs through our company pulse surveys. Our annual employee engagement survey process utilizes a third-party survey tool, and we supplement this process with periodic pulse surveys to help us gauge ongoing progress and employee sentiment. The executive leadership team continues to identify key initiatives that tie directly back to employee feedback to further increase employee engagement.
Diversity, equity, inclusion and belonging (DEIB): Our vision is to deliver breakthrough therapeutics that address unmet medical needs for broad and diverse patient populations. Achieving that vision isn’t possible unless we have a diverse and talented team and unless we live in a diverse and equitable world, where everyone can benefit from the potentially life-changing therapeutics we’re creating. We are committed to building a team with a variety of backgrounds, skills and views. We encourage grassroots efforts by employees such as the formation of affinity groups like our Women’s Alliance Group and Rainbow Group. We continue to evolve and advance our DEIB efforts. We believe that inclusiveness helps drive innovation and increases our understanding of the diverse group of patients we seek to benefit.
Health, safety, well-being: We are committed to promoting the health, safety, and well-being of our employees. Our Employee Safety Committee is comprised of cross-departmental members and meets regularly to review workplace safety and adherence to safety policies. We require annual workplace safety training to reinforce workplace safety procedures that may be useful in the event of emergency situations and to assist our employees in helping to prevent workplace accidents. We have numerous employees with current first aid, CPR, and AED certifications for emergency preparedness.
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
As of December 31, 2023, we own 72 issued or granted patents and 70 pending patent applications worldwide, which includes eight issued U.S. patents and 15 pending U.S. patent applications. We also have granted patents in the EU, Australia, Japan, Canada, China, Hong Kong, Israel, and Mexico. This number does not include provisional applications we may have filed. Our patents and patent applications, if issued, are expected to expire between August 2033 and December 2043, in each case without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.
Our patents and patent applications include the following:

Technology	Issued Patents	Pending Applications	Type of Protection
Cell Line & Expression Technology	8 U.S. 64 foreign	27 applications	Compositions, methods, kits
Proprietary Assays and Techniques		20 applications	Compositions, Methods

Antibody Discovery	19 applications	Compositions, methods, kits
Artificial Intelligence	3 applications	Systems, methods
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
As of December 31, 2023, we owned registered trademarks for Absci, our stylized “A” mark, Bionic SoluPro, SoluPro and SoluPure in the United States, as well as eighteen trademark registrations in other jurisdictions.
In addition to patent and trademark protection, we also utilize other forms of intellectual property protection, including copyright, internal know-how and trade secrets, when such other forms are better suited to protect a particular aspect of our intellectual property position. For example, our trade secrets encompass certain algorithms associated with our deep learning AI models, our computational antibody and target discovery technology, manufacturing protocols for our E. coli SoluPro strains, libraries of protein folding solutions and design of molecular libraries for drug discovery. We believe our proprietary rights are strengthened by our comprehensive approach to intellectual property protection. It is our policy to require our employees, consultants, advisors and other independent contractors to execute confidentiality and invention assignment agreements upon accepting employment, consulting or similar relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. We also take precautions through the use of security measures to prevent the release of our proprietary information to third parties.
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
Environmental, Social and Governance (ESG)
We are integrating ESG considerations into our business strategy as we continue to grow. The Nominating and Corporate Governance Committee of the Board (the “Committee”) oversees and coordinates with the Board and its other committees the periodic review of corporate responsibility and ESG matters pertaining to the Company, which may include the evaluation of industry practices, investor views, reputational impact, legal standards, and overall risks and benefits of ESG initiatives, as well as public reporting on these matters.

Government Regulation
Regulations Related to the Discovery, Development, Approval and Commercialization of Biotherapeutics
Our focus is on the use of our platform to enable us and our partners to improve the speed and success of biologic product discovery and development efforts. As such, while we are subject to a number of regulations, such as those governing our laboratory facilities as well as regulations that apply to businesses in the private sector generally, we are not subject to many of the types of regulations that ordinarily apply to companies in the life sciences, biotechnology and pharmaceutical sectors and industries. However, we believe that the long-term success of our business depends, in part, on our current or future partners’ ability to successfully develop and sell products identified and created through our platform technology. The regulations that govern our pharmaceutical and biotechnology partners are those we therefore believe have the most significant impact on our business.
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
We or our partners must obtain the requisite approvals from the applicable regulatory authority prior to the commencement of clinical studies or marketing of a biological product in those countries. The requirements and process governing the conduct of clinical trials, product licensing, coverage, pricing and reimbursement vary from country to country. In the United States, biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act, and other federal, state, local and foreign statutes and regulations. The process required by the FDA before biologics may be marketed in the United States generally involves the following:
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
We intend to selectively create our own biologic product candidates and to advance such candidates up to value inflection points, anywhere from preclinical validation to early clinical proof of concept in human clinical trials with requisite cGMP manufacturing scale-up.
Preclinical and Clinical Development
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
During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical study investigators. Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the biologic, findings from animal or in vitro testing that suggest a significant risk for human subjects, and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure.
The FDA, the sponsor or the IRB may suspend a clinical study at any time on various grounds, including a finding that the research patients or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the IRB’s requirements or if the biological product candidate has been associated with unexpected serious harm to patients. Additionally, if the trial is being overseen by a data safety monitoring board or committee, this group may recommend halting the clinical trial if it determines that there is an unacceptable safety risk for subjects or on other grounds, such as interim data suggesting a lack of efficacy.
Biologics License Application (BLA) Submission and Review
Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, preclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product candidate for one or more indications. The BLA must include all relevant data available from preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product candidate’s chemistry, manufacturing, controls, and proposed labeling, among other things. Under the Prescription Drug User Fee Act (PDUFA), as amended, each BLA must be accompanied by a significant application user fee to the FDA, unless a waiver or exemption applies, which is adjusted on an annual basis. The FDA has sixty days from the applicant’s submission of a BLA to either issue a refusal to file letter or accept the BLA for filing, indicating that it is sufficiently complete to permit substantive review. The FDA has substantial discretion in the approval process and may refuse to accept any application or decide that the data is insufficient for approval, and may require additional preclinical, clinical or other studies before it accepts the filing.
Once a BLA has been accepted for filing, the FDA’s goal is to review standard applications within ten months after it accepts the application for filing, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process may be significantly extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product candidate is safe, pure and potent for its intended use, and whether the facility in which it is manufactured, processed, packed or held meets standards designed to assure and preserve the product’s identity, safety, strength, quality, and purity. The FDA may convene an advisory committee, typically a panel that includes clinicians and other experts, to provide clinical insight on applications which present difficult questions of safety or efficacy and to review, evaluate and recommend whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
Before approving a BLA, the FDA will conduct a pre-approval inspection of the facility or facilities where the product is manufactured to determine whether the facilities comply with cGMPs. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically audit data from clinical trials to ensure compliance with GCPs. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.
After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be manufactured, the FDA may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response Letter without first conducting required inspections, testing submitted product lots and/or reviewing proposed labeling. In issuing the Complete Response Letter, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification, which may include the potential requirement for additional clinical studies and/or other significant and time-consuming requirements related to preclinical studies and manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, withdraw the application or request a hearing. Even if such data and information is submitted, the FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.
If regulatory approval of a product is granted, such approval will be granted for a particular indication(s) and may entail limitations on the indicated uses for which such product may be marketed. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling or may condition the approval of the BLA on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment to conduct post-market testing or clinical trials and surveillance to monitor the effects of approved products. The FDA may also place other conditions on approvals including the requirement of a Risk Evaluation and Mitigation Strategy (REMS), to assure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.

Expedited Development and Review Programs
The FDA offers a number of expedited development and review programs for qualifying product candidates. The fast track program is intended to expedite or facilitate the process for reviewing new product candidates that meet certain criteria. Specifically, product candidates are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and nonclinical or clinical data demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. A sponsor may request fast track designation of a product candidate concurrently with, or at any time after, submission of an IND, and the FDA must determine if the product candidate qualifies for such designation within 60 day of receipt of the sponsor’s request. The sponsor of a fast track product has opportunities for frequent interactions with the FDA review team during product development and, once a BLA is submitted, the product may be eligible for priority review. A fast track product may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.
A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product candidate can receive breakthrough therapy designation if it is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. A sponsor may request that a product candidate be designated as a breakthrough therapy concurrently with, or at any time after, the submission of an IND, and the FDA must determine if the product candidate qualifies for breakthrough therapy designation within 60 days of receipt of the sponsor’s request. The benefits of breakthrough therapy designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product, including involvement of senior managers and experienced review staff in a cross-disciplinary review.
Any marketing application for a product candidate submitted to the FDA for approval, including a product candidate with a fast track designation and/or breakthrough therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review and accelerated approval. A product candidate is eligible for priority review if it has the potential to provide a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention of a serious disease or condition compared to available therapies. For original BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biological product designated for priority review in an effort to facilitate the review.
Additionally, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product candidate generally provides a meaningful advantage over available therapies and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical trials to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022 (FDORA), the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Sponsors are also required to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the sponsor fails to conduct such studies in a timely manner and send the necessary updates to the FDA, or if a confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period, which could adversely impact the timing of the commercial launch of the product.
Fast track designation, breakthrough therapy designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.
Orphan Drug Designation and Exclusivity
Under the Orphan Drug Act, the FDA may grant orphan designation to a biological product candidate intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or 200,000 or more individuals in the United States for which there is no reasonable expectation that the cost of developing and making available in the United States a product for this type of disease or condition will be recovered from sales in the United States for that product. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.
If a product candidate that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same product for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or if the holder of the orphan exclusivity cannot assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan exclusivity does not prevent the FDA from approving a different product for the same disease or condition, or the same product for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application fee.
A designated orphan drug may not receive orphan exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.
Pediatric Trials and Exclusivity
Under the Pediatric Research Equity Act (PREA), a BLA or supplement to a BLA must contain data to assess the safety and efficacy of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDCA requires that a sponsor who is planning to submit a marketing application for a product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan (PSP), within sixty days of an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, and/or other clinical development programs. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of data or full or partial waivers. Sponsors who conduct studies of their product candidate in children are eligible for pediatric exclusivity. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which attaches to the twelve-year exclusivity period for reference biologics, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial, provided that at the time pediatric exclusivity is granted there is not less than nine months of term remaining.

Post-Approval Requirements
Any products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims or changes of the site of manufacture, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which the FDA assesses an annual program fee for each product identified in an approved BLA.
The FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMPs. Biological product manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs, which impose certain organizational, procedural and documentation requirements with respect to manufacturing and quality assurance activities. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMPs and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. BLA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These firms and, where applicable, their suppliers are subject to inspections by the FDA at any time, and the discovery of violative conditions, including failure to conform to cGMP, could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute products manufactured, processed or tested by them. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMPs and other aspects of regulatory compliance.
The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:
a.restrictions on the marketing or manufacturing of a product, complete withdrawal of the product from the market or product recalls;
b.fines, warning or untitled letters or holds on post-approval clinical studies;
c.refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;
d.product seizure or detention, or refusal of the FDA to permit the import or export of products;
e.consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
f.mandated modification of promotional materials and labeling and the issuance of corrective information;
g.the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
h.injunctions or the imposition of civil or criminal penalties.
The FDA closely regulates the marketing, labeling, advertising and promotion of biological products. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict a manufacturer’s communications on the subject of off-label use of their products.
U.S. Patent Term Restoration
Depending upon the timing, duration and specifics of the FDA approval of the use of our biological product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved biological product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. In addition, a patent can only be extended once and only for a single product. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may intend to apply for restoration of patent term for one of our patents, if and as applicable, to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.
Biosimilars and Reference Product Exclusivity
The ACA includes a subtitle called the Biologics Price Competition and Innovation Act (BPCIA), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-approved reference biological product. This amendment to the PHSA attempts to minimize duplicative testing. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.
Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. This does not include a supplement for the biological product or a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device, or strength, unless that change is a modification to the structure of the biological product and such modification changes its safety, purity, or potency. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products.
Foreign Regulation
In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety, and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable foreign regulatory authorities before we can commence clinical trials or marketing of the product in foreign countries and jurisdictions. Although many of the issues discussed above with respect to the United States apply similarly in the context of the European Union, the approval process varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.
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
Corporate Information
We were originally formed in August 2011 as an Oregon limited liability company and later converted into a Delaware limited liability company in April 2016 under the name AbSci LLC. In October 2020, we completed a reorganization whereby we were converted from a Delaware limited liability company named AbSci LLC to a Delaware corporation under the name Absci Corporation.
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
•Our commercial success depends on the technological capabilities of our Integrated Drug Creation platform and the advancement of our internal asset programs;
•We are substantially dependent on the successful application of our Integrated Drug Creation platform to initiate and advance partnered programs and to develop our internal asset programs that can be further developed by our current or future partners;
•We rely and expect to continue to rely on third parties to conduct our preclinical studies and any eventual clinical trials. If those third parties do not perform as contractually required, fail to satisfy legal or regulatory requirements, miss expected deadlines or the relationship terminates prematurely, the development of our internal asset programs could be delayed, more costly or unsuccessful, and the programs may never obtain regulatory approval or commercialization;
•If we do not achieve our projected development goals in the timeframes we announce and expect, the commercialization of our programs and validation of our platform technology may be delayed and our expenses may increase and, as a result, our stock price may decline;
•Our future success significantly depends on the eventual approval and commercialization of biologic drugs developed under our partnerships for which we may have no control over the clinical development plan, regulatory strategy or commercialization efforts;
•If we cannot maintain our current relationships with partners, fail to expand our relationships with our current partners, or if we fail to enter into new relationships, our future operating results would be adversely affected as a general matter;
•Biologic drug development is inherently uncertain, and it is possible that our technology may not succeed in discovering appropriate molecules or producing cell lines. Even if we do succeed, it is possible that none of the drug candidates created using our platform, if any, that are further developed by our partners will achieve development or regulatory milestones, including marketing approval, or become viable commercial technologies, on a timely basis or at all, which would harm our ability to generate revenue;
•If we or our partners experience any of a number of possible unforeseen or negative events in connection with preclinical or clinical development, regulatory approval or commercialization of product candidates generated through our platform, this could negatively affect our revenue opportunity for that program, and/or have broader deleterious effects on our reputation and future partnership prospects;
•The biopharmaceutical platform technology market is highly competitive, and if we cannot compete successfully with our competitors, we may be unable to increase or sustain our revenue, or achieve and sustain profitability;
•We rely on a limited number of suppliers for laboratory equipment and materials and may not be able to find replacements or transition to alternative suppliers on a timely basis, or at all;
•Our Integrated Drug Creation platform may not meet the expectations of our partners, which means our business, financial condition, results of operations and prospects could suffer;
•The loss of any member of our senior leadership team or our inability to attract and retain highly skilled scientists and business development professionals could adversely affect our business; and

•If we are unable to obtain and maintain sufficient intellectual property protection for our technologies, including for our cell line and expression technologies, generative deep learning technology, proprietary assays and techniques, and antibody and target discovery technology, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technologies similar or identical to ours, and our ability to successfully leverage our technologies may be impaired.
•Preclinical development is uncertain. Our preclinical product candidates may experience delays or may never advance to clinical trials, which would adversely affect our or our partners’ ability to obtain regulatory approvals or commercialize these product candidates on a timely basis or at all, which would have an adverse effect on our business.
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
Risks Related to Our Financial Condition and Need for Additional Capital

Our current business has a limited operating history, which may make it difficult to evaluate our business and predict our future performance.
Our current business has a limited operating history. We began commercial operations in 2018. Before engaging in commercial operations, we focused primarily on technology development. Our revenue has been generated primarily from drug creation activities. We are still early in the adoption phase of our drug creation model, and, as of March 6, 2024, no partner has entered into a license for clinical or commercial use of any intellectual property rights related to biologic drug candidates or cell lines generated utilizing our platform. We also have only recently begun to develop our own proprietary drug candidates and may experience difficulties monetizing these programs. We may never achieve commercial success and we have limited historical financial data upon which we may base our projected revenue. We also have limited historical financial data upon which we may base our planned operating expenses or upon which you may evaluate our business and prospects. Based on our limited experience, we may not be able to effectively:
•drive adoption of our technologies;
•develop proprietary drug candidates;
•attract and retain partners;
•enter into licensing arrangements with our partners following completion of our drug creation activities;
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
•focus our platform drug creation efforts in areas that generate returns on these efforts;
•succeed in achieving our platform drug creation goals;
•maintain and develop strategic relationships with suppliers to acquire necessary materials and equipment for the development of our platform technologies and proprietary drug candidates on appropriate timelines, or at all;

•implement an effective business development strategy to drive adoption of our Integrated Drug Creation platform by new and existing partners;
•create a pipeline of internal drug candidates that generate future partnership opportunities;
•scale our drug creation activities to meet potential demand at a reasonable cost;
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
•protect our proprietary technologies and internal asset programs; and
•attract, retain and motivate qualified personnel.
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
We have incurred significant losses since our inception. For the years ended December 31, 2023 and 2022, we incurred net losses of $110.6 million and $104.9 million, respectively. As of December 31, 2023, we had an accumulated deficit of $406.5 million. We expect that our operating expenses, excluding a non-cash goodwill impairment charge of $21.3 million during the year ended December 31, 2023, will continue to increase as we grow our business and advance internal asset programs. Since our inception, we have financed our operations primarily from private placements of our preferred equity securities, convertible promissory notes, the sale of common stock in our initial public offering (IPO), the incurrence of other indebtedness and other financing activities, and to a lesser extent, revenue derived from our drug creation activities leveraging our Integrated Drug Creation platform. We have devoted substantially all of our resources to the development of our Integrated Drug Creation platform and commercialization of resulting drug creation capabilities. We will need to generate significant additional revenue to achieve and sustain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. We may never be able to generate sufficient revenue to achieve or sustain profitability and our recent and historical growth should not be considered indicative of our future performance.
We will need to raise additional capital to fund our operations and improve our platform. If we are unable to raise additional capital on terms acceptable to us or at all, we may not be able to compete successfully, which would harm our business, operations, and financial condition.
As of December 31, 2023, we had $97.7 million in cash, cash equivalents and short term investments. We expect our current cash, cash equivalents and short term investments and anticipated cash flows from operations will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months. If our available resources and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for our Integrated Drug Creation platform, higher expenses than we anticipate related to our investments in our platform technology or development of internal asset programs, or the realization of other risks described in this "Risk Factors” section, we will be required to raise additional capital through issuances of equity or convertible debt securities, entrance into a credit facility or another form of third party funding, or seek other sources of financing. Such additional financing may not be available on terms acceptable to us or at all.

In any event, we may consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons. For example, this may include reasons such as to:
•increase our business development efforts to drive market recognition of our platform and address competitive developments;
•advance additional internal asset programs;
•fund business development efforts for our current or future partnered and internal asset programs;
•further expand the capabilities of our platform into additional areas of biopharmaceutical research and development, such as drug target discovery or translational medicine;
•acquire, license or invest in additional technologies or complementary businesses or assets;
•advance internal asset programs through preclinical or later validation; and
•finance capital expenditures and general and administrative expenses.
Our present and future funding requirements will depend on many factors, including:
•our ability to achieve revenue growth;
•the cost of expanding our operations, including our business development efforts;
•our rate of progress in collaborating with partners to leverage our platform and business development activities associated therewith;
•preclinical and clinical drug development, including costs associated with third-party clinical investigators, CROs or clinical data management organizations;
•our rate of progress in, and cost of, developing new technologies;
•the effect of competing technological and market developments; and
•costs related to any domestic and international expansion.
The various ways we could raise additional capital carry potential risks. If we raise funds by issuing equity securities, dilution to our stockholders would result. Any preferred equity securities issued also would likely provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, those debt securities may have rights, preferences and privileges senior to those of holders of our common stock. Debt financing and preferred equity financing, if available, may also involve agreements that include covenants restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making asset acquisitions, making capital expenditures, or declaring dividends.
If we are unable to obtain adequate financing or financing on terms satisfactory to us, if we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and could have a material adverse effect on our business, financial condition, results of operations and prospects.
Substantially all of our historical revenue is related to partnered drug creation activities, and we have not demonstrated the ability to enter into a sufficient number of partnerships providing for long-term license arrangements under which we are entitled to receive milestone payments or royalties on net product sales. We have not received any such milestone or royalty revenues to date, and it may be years before we realize any such revenues, if at all.
For the year ended December 31, 2023, substantially all of our revenue was generated by technology development fees through performing drug creation activities for our partnered programs. To date, such fees have generally been payable upon both the inception of, and the demonstration of technical achievement of program milestones, under drug creation agreements with our partners. Our business model depends on the successful completion of the drug creation phase under these arrangements and, more importantly, on our subsequent entry into long-term license arrangements with our partners that entitle us to development, regulatory and commercial milestones and/or royalties with respect to product candidates generated through our platform, which may include product candidates discovered and/or manufactured in cell lines developed by us. We are still in the very early stages of implementing our drug creation model and, to date, no partner has entered into a license for clinical or commercial use of any intellectual property rights related to biologic drug candidates or cell lines generated utilizing our platform. If we are unable to maintain partnerships covering Active Programs (including if partnerships covering Active Programs are terminated during or upon completion of the drug creation phase) or we are otherwise unable to enter into commercial license agreements for our Active Programs, we will not receive any downstream payments under these programs, which may have a material and adverse effect on our business prospects. Additionally, any such license agreements that we may enter into may not be on terms that are favorable to us and may not result in meaningful revenues to us, or at all, or such license agreements may be terminated.
Technology development fees are generated by drug creation activities that we perform for our partners, the timing and nature of which are dictated by the timing of program commencement, which depends on various permissions, information and supplies provided by our partners and/or third party vendors as well as the pace of program progression and receipt of ongoing input from our partners. Our eligibility to receive milestone payments from our drug creation partners is generally subject to the negotiation of future arrangements, as described above. As a result, we currently do not generate significant recurring revenue and, until we are able to establish significant recurring revenue, if at all, we will be prone to regular and significant fluctuations in our revenue dependent on the timing of our entry into partnership agreements, our partners advancing subject programs, and our partners achieving development milestones or commercial sales with respect to drug candidates discovered and/or manufactured in cell lines developed by us.
Risks Related to Our Business Model and Partnerships
Our commercial success depends on the technological capabilities of our Integrated Drug Creation platform and the advancement of our internal asset programs.
We utilize our Integrated Drug Creation platform to identify promising opportunities for therapeutic development and potential commercialization by our partners. As a result, the quality and sophistication of our platform and technology are critical to our ability to conduct our drug creation activities and to generate more promising molecules and cell lines and to shorten and lower the costs of therapeutic development for our existing and potential partners, as compared to other methods. In particular, our business depends, among other things, on:
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
•our ability to execute on our strategy to enter into new partnerships with new or existing partners on terms that are acceptable to us;
•our ability to identify partners to license or acquire rights to our internal asset programs for further preclinical or clinical development;
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
•whether competitors develop a platform that enables biologic drug creation more effectively than our platform;
•our ability to bioengineer our proprietary E. coli SoluPro and Bionic SoluPro strains to produce certain types of proteins, validate protein sequences and further train our AI models;
•our ability to adapt our assays to screen effectively for certain types of drug modalities or targets;
•our ability to adapt our assays to de-orphan antibodies we create using our target technology;
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
•our ability to further validate and enhance our platform through research and development activities;
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
We are substantially dependent on the successful application of our Integrated Drug Creation platform to initiate and advance partnered programs and to develop our internal asset programs that can be further developed by our current or future partners.
The biologic drug development business is capital intensive. Our success significantly depends on our ability to apply our platform for partnered programs, develop promising internal asset programs, and enter into agreements with our current and future partners to further develop these programs. We have only recently expanded our platform into biologic drug discovery, both for programs that we develop with our partners and those that we internally develop. In order to attempt to realize the full benefits of our Integrated Drug

Creation platform, we must continue to advance our platform technology and market our expanded capabilities to existing and potential new partners and develop our internal asset programs.
Our future revenue growth and market potential will depend on our ability to continue leveraging our Integrated Drug Creation platform, together with our custom libraries, data sets and other proprietary tools, for biologics drug creation and other areas of biopharmaceutical drug development. However, we may not be able to successfully validate that our Integrated Drug Creation platform will shorten the hit identification and lead optimization steps of biologic drug creation or that our platform will enable us to create promising biologic candidates for further development.
Our inability to continue these initiatives and initiate new drug creation efforts could result in a failure to develop our platform, improve upon existing technologies, partner internal assets for clinical development, and expand our addressable market, each of which could have a material and adverse impact on our business development, business, financial position and results of operations.
We do not expect to generate significant recurring revenue unless and until such time as we enter into further agreements that, in the aggregate, result in regular and continuous fees for our performance of drug creation activities or agreements under which we would be eligible for future payments upon our partners’ achievement of development and regulatory milestones or commencement of commercial sales with respect to any drug candidates generated using our platform, whether those programs were developed collaboratively with a partner or internally developed. We are unable to predict whether and the extent to which payments will be made to us under our arrangements and whether and the extent to which we will be able to enter into future arrangements under which we are eligible to generate additional revenues, or the timing of the achievement of any milestones under these agreements, if they are achieved at all. The timing and likelihood of payments to us under these agreements is dependent on our partners’ successful development and commercialization of the molecules created using our platform, which may be outside of our control. Because of these factors, our operating results could vary materially from quarter to quarter.
We rely and expect to continue to rely on third parties to conduct our preclinical studies and any eventual clinical trials. If those third parties do not perform as contractually required, fail to satisfy legal or regulatory requirements, miss expected deadlines or the relationship terminates prematurely, the development of our internal asset programs could be delayed, more costly or unsuccessful, and the programs may never obtain regulatory approval or commercialization.
We have relied and intend to rely in the future on third-party clinical investigators, CROs, and clinical data management organizations to conduct, supervise and monitor preclinical studies and any eventual clinical trials of our current or future internal asset programs. Because we currently rely and intend to continue to rely on these third parties, we will have less control over the timing, quality and other aspects of preclinical studies and any eventual clinical trials than if we conducted them independently. These parties are not, and will not be, our employees and we will have limited control over the amount of time and resources that they dedicate to our programs. Additionally, such parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs.

Our reliance on these third parties for development activities will reduce our control over these activities. Nevertheless, we will remain responsible for ensuring that each of our preclinical studies are conducted in accordance with good laboratory practices and that any eventual clinical trials are conducted in accordance with GCPs. Moreover, our business may be significantly impacted if our CROs, clinical investigators or other third parties violate federal or state healthcare fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

In the event we are required to repeat, extend, delay or terminate our preclinical or any eventual clinical development activities due to one or more third parties not successfully carrying out its contractual duties, meeting expected deadlines, or conducting development activities in accordance with regulatory requirements or our stated protocols, we may not be able to achieve, or may be delayed in achieving, product development milestones, including our internal timelines or certain regulatory requirements. As a result, our results of operations and the commercial prospects for our internal asset programs would be harmed, our costs could increase, and our ability to generate revenue and platform validation could be delayed. To the extent we are unable to successfully identify and manage the performance of third-party service providers in the future, our business may be materially and adversely affected.

In addition, from time to time we have relied upon, and may continue to rely upon, third parties that are based in jurisdictions outside the United States. Legislative proposals are pending that, if enacted, could negatively impact U.S. funding for certain biotechnology providers having relationships with foreign adversaries or which pose a threat to national security. If any of the third parties upon whom we rely are impacted by these legislative proposals, the potential downstream adverse impacts are unknown but may include supply chain disruptions or delays.

If any of our relationships with these third parties terminate for any reason, including due to involuntary termination, regulatory or other compliance requirements, or strategic reprioritization, we may not be able to enter into alternative arrangements or do so on commercially reasonable terms. Switching or adding additional contractors requires additional resources and demands management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays could occur, which could compromise our ability to meet our internal development timelines. In addition, if an agreement with any of our partners terminates, our access to technology and intellectual property licensed to us by that partner may be restricted or terminate entirely, which may delay our continued development of our internal asset programs utilizing the partner’s technology or intellectual property or require us to stop development of those internal asset programs completely.

In addition, principal investigators for our clinical trials, if any, may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA. The FDA may conclude that a financial relationship between us and/or a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of regulatory approval of one or more of our product candidates, if any.

If we do not achieve our projected development goals in the timeframes we announce and expect, the commercialization of our programs and validation of our platform technology may be delayed and our expenses may increase and, as a result, our stock price may decline.
From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of preclinical studies and clinical trials, as well as the submission of regulatory filings. From time to time, we may publicly announce the expected timing of achieving certain of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, or at all, the commercialization of our programs or the validation of our platform technologies based on anticipated achievement of these milestones, may be delayed or never achieved and, as a result, our stock price may decline. Additionally, delays relative to our projected timelines are likely to cause overall expenses to increase, which may require us to raise additional capital sooner than expected and prior to achieving targeted development milestones.

Our future success significantly depends on the eventual approval and commercialization of biologic drugs developed under our partnerships for which we may have no control over the clinical development plan, regulatory strategy or commercialization efforts.
Our business model depends on the eventual progression of biologic drug candidates discovered or initially developed utilizing our Integrated Drug Creation platform into clinical trials and commercialization. This requires us to attract partners and enter into agreements with them that contain obligations for the partners to pay us milestone payments as well as royalties on sales of approved products for the biologic drug candidates that they develop and were generated utilizing our platform. Given the nature of our relationships with our partners and future partners, we often do not fully control the progression, clinical development, regulatory strategy or eventual commercialization, if approved, of these partnered product candidates. As a result, our future success and the potential to receive milestones and royalties are significantly dependent on our partners’ efforts, over which we have little control. If a partner determines not to proceed with the future development of a product candidate discovered or initially developed utilizing our Integrated Drug Creation platform, if it implements a clinical or regulatory strategy that ultimately does not enable the further development, approval or commercialization of the product candidate, or if we cannot find a partner to advance an internal asset program that we develop using our platform, we will not receive the benefits of our partnerships, which may have a material and adverse effect on our operations.
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
While as a general matter we intend to periodically report on the status of our business development initiatives, including anticipated next steps, we may not provide forward-looking guidance on the timing of those next steps. In addition, we do not control the timing of disclosure by our partners of any milestones or other information related to drug candidates generated using our platform. Any disclosure by us or our partners of data or other information regarding any such drug candidates that is perceived as negative may have a material adverse impact on our stock price or overall valuation. Our stock price may also decline as a result of negative results from any eventual clinical trial, including adverse safety events, involving any drug candidate that is subject to one of our partnerships.
If we cannot maintain our current relationships with partners, fail to expand our relationships with our current partners, or if we fail to enter into new relationships, our future operating results would be adversely affected as a general matter.
In the years ended December 31, 2023 and 2022, revenue from two partners accounted for 89% and three partners accounted for 98% of our technology development revenue, respectively. The revenue attributable to these partnerships may fluctuate in the future, which could have an adverse effect on our business, financial condition, results of operations and prospects. Our existing partners may cease to use our technologies depending on their own technological developments, availability of other competing technologies, and internal decisions regarding allocation of time and resources to the discovery and development of biologic product candidates, over which we have no control. Our existing and potential future partners may have limited resources to initiate new programs, which could limit their adoption or scale of application of our technologies. In addition, existing partners may choose to produce some or all of their requirements internally by using or internally developing their own capabilities or by using capabilities from acquisitions of assets or entities from third parties with such capabilities. While our business is not substantially dependent on technology development revenues from any individual partner, because we currently have a limited number of partnerships, a loss of one of our partners could adversely impact our revenue, results of operations, cash flows or reputation in any given period.
Our future success also depends on our ability to expand relationships with our existing partners and to establish relationships with new partners. We engage in discussions with other companies and institutions regarding potential drug creation, license, and asset sale opportunities on an ongoing basis, which can be time consuming. There is no assurance that any of these discussions will result in a drug creation, asset sale, and/or license agreement, or if an agreement is reached, that the resulting relationship will be successful, or that the terms of such agreement will be favorable to us. We target partnerships with biotechnology and pharmaceutical companies. Macro-economic market conditions have had, and may continue to have, a significant effect on the formation, funding and research and development budgets of these types of entities and could have a significant effect on the number of viable companies with whom we may partner or the programs viable partners may elect to pursue. Our partners and future partners may also determine their research and development budgets based on other factors, including conservation of cash resources, changes in business priorities, the need to develop new products, technological expertise, continued availability of governmental and other funding, competition, and intellectual property landscape. If research and development budgets of viable partners are reduced or the number of viable partners decline, the impact could adversely affect our business, financial condition, results of operations and prospects.
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
Our revenue under our drug creation and other partner agreements for any particular period, or on an absolute basis, can be difficult to forecast.
Because of the complexities and long development timelines inherent in the biologic drug development business, it is difficult to predict the timing of payments under our drug creation and other partner agreements. In particular, payments under our drug creation agreements are subject to the achievement of project milestones and our partners’ decisions to initiate or continue the drug creation work, and any future downstream payments with respect to product candidates generated using our platform will be subject to our partners’ advancement of the product candidates, over which we have no control. As a result, our revenue for any particular period can be difficult to forecast. Our revenue may grow at a slower rate than in past periods or even decline on a year-over-year basis. Because of these factors, our operating results could vary materially from quarter to quarter from our forecasts. Also, due to the limited probability of success for advancement of a clinical candidate by a partner at any given stage of development and the unpredictability of when a partner may choose to continue development of a product candidate and whether any milestone payments will be due to us, our revenue may be difficult to forecast on an absolute basis.
Additionally, we recognize revenue either as we perform our drug creation activities, upon completion of performing our drug creation activities or upon achieving certain licensing, clinical, regulatory, and commercialization milestones. As a result, much of our revenue is generated from agreements entered into during previous periods. Consequently, a decline in demand for our platform, a decline in new or renewed business in any one quarter or any delays in the achievement, or any failure to achieve, development, regulatory and commercial milestones by our partners with respect to product candidates generated using our platform, may not significantly reduce our revenue for that quarter but could negatively affect our revenue in future quarters. Our revenue recognition model also makes it difficult for us to rapidly increase our revenue through increased operations in any period, as revenue from partners is recognized over the course of their drug development and commercialization efforts.
We expect to make significant investments in our continued research and development of new technology development and platform expansion, which may not be successful.
We are seeking to expand our platform and the scope of our capabilities, which may or may not be successful. This includes, but is not limited to, drug discovery, incorporation of nsAAs, and application of artificial intelligence across our Integrated Drug Creation platform. We expect to incur significant expenses to advance these research and development efforts or to invest in, or acquire complementary technologies, but these efforts may not be successful. For instance, we have limited experience with the discovery of novel biologic drug candidates and incorporation of nsAAs. Additional development will be required for the routine and robust use of these technologies in partnered programs. Through the course of additional technology development, significant unanticipated challenges may arise that adversely affect our future partnership prospects. We continue to integrate generative AI deep learning technology and computational antibody and target discovery technology into our Integrated Drug Creation platform to shorten drug discovery timelines. Our long-term goals for this technology, such as constructing deep learning models capable of in silico target identification and drug and cell line design, continue to require significant investment and long development times and may ultimately never fully materialize.
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
The industries in which we operate are characterized by significant enhancements and evolving industry standards. As a result, our partners’ needs are rapidly evolving. If we do not successfully innovate and invest in new technologies, including within the field of AI, our platform may become less competitive, and our partners could move to new technologies or engage in drug creation activities themselves. Without the timely introduction of technological advancements, our platform technologies will likely become less competitive over time, in which case our competitive position and results of operations could suffer. Accordingly, we focus substantial resources on the development and identification of new technologies to further broaden and deepen our capabilities and expertise in AI-powered drug creation. To the extent we fail to timely introduce new and innovative technologies, adequately predict our partners’ needs or fail to obtain desired levels of market acceptance, our business may suffer and our results of operations could be adversely affected.
We may not be successful in our efforts to identify or create internally-generated drug candidates.
We may make significant investments in proprietary drug candidates we seek to discover, and any drug creation and subsequent development efforts for such drug candidates may not be successful. Such investments may be costly, and, given the uncertain nature of biologic drug discovery and development, our efforts in this field may not be successful. The development of internal assets through preclinical or later validation requires financial and human resource investments in R&D. We have not internally developed any drug candidates to date, and we may fail to identify viable drug candidates. Similarly, a key element of our business plan is to continue to expand our Integrated Drug Creation platform through an increase in partnered programs.
Our business prospects and business development efforts could be limited if we are unable to validate aspects of our platform to create drug candidates for our own internal development. Our efforts to develop internal asset programs may also limit the resources available for other programs and may be less successful than if we allocated those resources to a partnered program. The development of any drug candidate we pursue may also ultimately prove to be unsuccessful or less successful than another potential drug candidate that we might have chosen to pursue on a more aggressive basis or at all.
The failure of our drug creation partners to meet their contractual obligations to us could adversely affect our business.
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
Moreover, some of our future partners may be located in markets subject to political and social risk, armed conflict, corruption and infrastructure problems, and could be subject to country-specific privacy and data security risk as well as burdensome legal and regulatory requirements. Any of these factors could adversely impact their financial condition and results of operations, which could impair their ability to meet their contractual obligations to us and have a material adverse effect on our business, financial condition and results of operations.
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
Risks Related to Biologic Drug Development
Biologic drug development is inherently uncertain, and it is possible that our technology may not succeed in discovering appropriate molecules or producing cell lines. Even if we do succeed, it is possible that none of the drug candidates created using our platform, if any, that are further developed by our partners will achieve development or regulatory milestones, including marketing approval, or become viable commercial technologies, on a timely basis or at all, which would harm our ability to generate revenue.
We use our platform to create biologic drug candidates for partners that are engaged in biologic drug discovery and development. These partners include large pharmaceutical companies and smaller biotechnology companies, and may in the future include non-profit and government organizations. While we receive payments for performing drug creation activities and successfully completing technical program deliverables and milestones for our partners for many of our programs, we anticipate that the vast majority of the economic value of the contracts that we enter into with our partners will be in the downstream payments that would be payable if certain milestones are met by our partners with respect to product candidates generated utilizing our Integrated Drug Creation platform and royalties on net sales if such product candidates are approved for marketing and successfully commercialized. These include internally generated asset programs that we may partner with during later stages of drug development. As a result, our future growth is dependent on the ability of our partners to successfully develop and commercialize therapies based on product candidates generated using our platform. Due to our reliance on our partners, the risks relating to product development, regulatory clearance, authorization or approval and commercialization apply to us indirectly through the activities of our partners, whether the asset program was generated pursuant to a drug creation agreement or our own internal development efforts. Even if our platform is capable of identifying high quality biologic drug candidates, there can be no assurance that our partners will successfully develop, secure marketing approvals for and commercialize any drug candidates based on the biologic product candidates that we create. As a result, we may not realize the intended benefits of our partnerships.
Due to the uncertain, time-consuming and costly clinical development and regulatory approval process, our partners may not successfully develop any drug candidates generated using our platform, or our partners may choose to discontinue the development of these drug candidates for a variety of reasons, including due to safety, risk versus benefit profile, exclusivity, competitive landscape, commercialization potential, production limitations or prioritization of their resources. It is possible that none of these drug candidates will ever receive regulatory approval and, even if approved, such drug candidates may never be successfully commercialized. Moreover, the results of preclinical studies and any clinical trials of our partnered or any internally developed product candidates may not be predictive of the results of later-stage clinical trials. In addition, results in one indication may not be predictive of results to be expected for the same product candidate in another indication. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in clinical trials due to lack of efficacy or unfavorable safety profiles, notwithstanding promising results in preclinical development or earlier trials. We or our partners may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our partnered product candidates or any internally developed product candidates will ultimately be successful.
In addition, even if these drug candidates receive regulatory approval in the United States, our partners may never obtain approval or commercialize such drugs outside of the United States, which would limit their full market potential and therefore our ability to realize their potential downstream value. In addition, regulatory authorities may approve any of the product candidates that we may develop for fewer or more limited indications than requested. Furthermore, approved drugs may not achieve broad market acceptance among physicians, patients, the medical community and third-party payors, in which case revenue generated from their sales would be limited. Likewise, our partners have to make decisions about which clinical stage and preclinical drug candidates to develop and advance, and our partners may not have the resources to invest in all of the drug candidates generated using our platform, or clinical data and other development considerations may not support the advancement of one or more drug candidates. Decision-making about which drug candidates to prioritize involves inherent uncertainty, and our partners’ development program decision-making and resource prioritization decisions, which are outside of our control, may adversely affect the potential value of those partnerships. Additionally, subject to its contractual obligations to us, if one more of our partners is involved in a business combination, the partner might de-emphasize or terminate the development or commercialization of any drug candidate generated using our platform. If one of our strategic partners terminates its agreement with us, we may find it more difficult to attract new partners.
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
In addition, our efforts to successfully advance internal asset programs through preclinical or later validation, and license or co-develop such proprietary drug candidates with a partner for clinical development, depends on our ability to enter into partnerships with respect to the drug candidate with license or joint development terms that are acceptable to us in a timely manner. We are working to advance certain of our drug candidates through some or all clinical-stage development activities and regulatory filings for approval to commercialize such proprietary drug candidates on our own. As a result of the development of our internal pipeline, we are becoming subject to all of the risks of biologic drug development described in this ”Risk

Factors” section whether our internal asset program development is explicitly referenced, and our failure to effectively develop or commercialize such proprietary drug candidates could have a material adverse effect on our business, financial condition, results of operations and prospects, and cause the market price of our common stock to decline.
Preclinical development is uncertain. Our preclinical product candidates may experience delays or may never advance to clinical trials, which would adversely affect our or our partners’ ability to obtain regulatory approvals or commercialize these product candidates on a timely basis or at all, which would have an adverse effect on our business.
To date we have not initiated any clinical trials for any product candidates. We cannot guarantee that any clinical trials will be initiated or conducted as planned or completed on schedule, if at all. We also cannot be sure that submission of an IND or a clinical trial application (CTA) will result in the FDA or other regulatory authority, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. If our preclinical product candidates experience delays or never advance to clinical trials, it would have an adverse effect on our business.
In order to obtain FDA approval to market a new biological product we or our partners must demonstrate proof of safety, purity and potency or efficacy in humans. To meet these requirements we or our partners will have to conduct adequate and well-controlled clinical trials. Before we or our partners can commence clinical trials for a product candidate, we or our partners must complete extensive preclinical testing and studies that support our planned INDs in the United States. All of our internal asset programs are in preclinical development. We cannot be certain of the timely completion or outcome of our or our partners' preclinical testing and studies and cannot predict if the FDA will accept our or our partners' proposed clinical programs or if the outcome of our or our partners' preclinical testing and studies will ultimately support the further development of our product candidates. As a result, we cannot be sure that we or our partners will be able to submit INDs or similar applications for our preclinical product candidates on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.
Conducting preclinical testing is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. Delays associated with programs for which we are directly conducting preclinical testing and studies may cause us or our partners to incur additional operating expenses. The commencement and rate of completion of preclinical studies and clinical trials for a product candidate may be delayed by many factors, including, for example:
•inability to generate sufficient preclinical or other in vivo or in vitro data to support the initiation of clinical studies;
•delays in reaching a consensus with regulatory agencies on study design; and
•the FDA not allowing us to rely on previous findings of safety and efficacy for other similar but approved products and published scientific literature; and
•use of our product candidates could be associated with adverse side effects, adverse events or other properties or safety risks, which could delay or preclude approval, cause us or our partners to suspend or discontinue preclinical or clinical trials, abandon a product candidate, limit the commercial profile of an approved product or result in other significant negative consequences.
Moreover, even if clinical trials do begin for our preclinical product candidates, our or our partners' development efforts may not be successful, and clinical trials that we or our partners conduct or that third parties conduct on our or our partners' behalf may not demonstrate sufficient safety, purity and potency or efficacy to obtain the requisite regulatory approvals for any of product candidates we develop. Even if we or our partners obtain positive results from preclinical studies or initial clinical trials, we or our partners may not achieve the same success in future trials.
If we or our partners experience any of a number of possible unforeseen or negative events in connection with preclinical or clinical development, regulatory approval or commercialization of product candidates generated through our platform, this could negatively affect our revenue opportunity for that program, and/or have broader deleterious effects on our reputation and future partnership prospects.
We or our partners may experience numerous unforeseen events during, or as a result of, preclinical studies or any clinical trials that could delay or prevent the ability to conduct further development or obtain regulatory approval or licensure of, or commercialize, biologic drug candidates generated through our platform, including:
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
•product candidates may be associated with negative or inconclusive results in clinical trials, and our partners may decide to deprioritize or abandon these partnered product candidates, or regulatory authorities may require our partners to abandon them or may impose onerous changes or requirements, which could lead to de-prioritization or abandonment;

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
In addition, disruptions caused by a continued and prolonged public health emergency, such as the COVID-19 pandemic may increase the likelihood that our partners encounter such difficulties or delays in initiating, enrolling, conducting or completing their planned and ongoing clinical trials. Delays of this nature could also allow competitors to bring products to market before our partners do, potentially impairing our partners’ abilities to successfully commercialize products generated in partnership with us and harming our business and results of operations. Any delays in, or suspension of, the development of the product candidates developed by our partners generated using our technology may significantly harm our business, financial condition and prospects. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory clearance, authorization or approval of partnered product candidates in development.
The biopharmaceutical platform technology market is highly competitive, and if we cannot compete successfully with our competitors, we may be unable to increase or sustain our revenue, or achieve and sustain profitability.
We face significant competition in the biopharmaceutical platform technology market. Our technologies address therapeutic discovery and bioproduction challenges that are addressed by other platform technologies controlled by companies that have a variety of business models, including the development of internal pipelines of therapeutics, technology licensing, discovery screening, cell line generation and the sale of instruments and devices. Potential competitors addressing certain steps in the target identification, biologic drug discovery, or adjacent aspects of these broad processes include the following:
•in the field of AI-guided drug design and discovery, we may face competition from companies attempting to use AI to design novel biologic drugs such as Generate Biomedicines, Inc., and Exscientia Limited, among others. In addition, we may face competition in the future from companies currently offering adjacent technology (e.g. AI-enabled small molecule design) that may seek to develop antibody design capabilities, such as Recursion Pharmaceuticals, Inc., Relay Therapeutics, Inc., Isomorphic Labs Limited, and Schrodinger, Inc., among others. Moreover, other pharmaceutical and biotechnology companies seeking to develop AI capabilities for biologic drug design may also pose competition;
•in the field of novel target identification, we may face competition from academic, pharmaceutical, and biotechnology research initiatives, as well as private and publicly traded companies focused on novel methods for target identification, including GV20 Therapeutics, Alchemab Therapeutics, PrecisionLife, 3T Biosciences, Inc., and Immunome and in some cases may collaborate with such companies if synergies with our platform are identified;
•in the field of antibody therapeutic development, we may face competition from pharmaceutical and biotechnology companies developing treatments against the same target or same indication of assets currently in our pipeline; and
•in the field of novel human/humanized antibody discovery, we may face competition from companies such as AbCellera Biologics Inc., Alloy Therapeutics, and Adimab LLC.
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
We face competition from entities that have made substantial investments into the rapid development of novel treatments for the therapeutic indications in which we are engaged in drug creation partnerships and internal asset programs, including large and specialty pharmaceutical and biotechnology companies.
The discovery and development of therapies is highly competitive. Many of our competitors have significantly greater resources and experience than we do and we or our partners may not be able to successfully compete in therapeutic development. We will likely face substantial competition from multiple sources, including large and specialty pharmaceutical and biotechnology companies, hospitals and clinics, academic research institutions and governmental agencies and public and private research institutions, some of which have more advanced product candidates. We anticipate that we will continue to face increasing competition as new therapies and combinations thereof, and related data, emerge.
To compete successfully, our partners must demonstrate that the relative cost, method of administration, safety, tolerability or efficacy of the related product candidates provides a better alternative to existing and future therapies and, we must do the same with respect to any future internally developed product candidates. Our commercial opportunity and likelihood of success will be reduced or eliminated if these product candidates are not ultimately demonstrated to be safer, more effective, more conveniently administered, or less expensive than the then current standard of care. Furthermore, even if these product candidates demonstrate meaningful improvements in these attributes, acceptance of our products may be inhibited by the reluctance of physicians to switch from existing therapies to our products, or if physicians choose to reserve our products for use in limited circumstances.

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
The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford any therapeutics generated using our platform that our partners may develop and sell. In addition, because the therapeutics we generate may represent new classes of treatments for diseases, we and our partners cannot accurately estimate how such therapeutics would be priced, whether reimbursement could be obtained or any potential revenue generated. Sales of such therapeutics will depend substantially, both domestically and internationally, on the extent to which the costs of such therapeutics are paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If reimbursement is not available, or is available only to limited levels, our partners may not be able to successfully commercialize some therapeutics generated with our technology. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow our partners to establish or maintain pricing sufficient to realize an adequate return on their investment in such therapeutics, and may lead to discontinuation or deprioritization of development, marketing and sales efforts for such products. Changes in the reimbursement landscape may occur, which are outside of our control, and may impact the commercial viability of our drug creation services and/or therapeutics generated using our technology.
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
Our operations are currently not subject to direct regulation by the FDA or other regulatory bodies. However, if we advance internally-developed product candidates generated from our Integrated Drug Creation platform into clinical development, our business would become subject to more direct oversight by the FDA, or other domestic or international governmental and regulatory agencies. In addition, we may become subject to evolving and variable regulations governing the production of genetically engineered organisms. Furthermore, while we have no active plans to operate a manufacturing facility designed to comply with cGMPs, future market pressures or the lack of available capacity at cGMP manufacturing facilities may necessitate our entry into this market. Complying with such regulations may be expensive, time-consuming and uncertain, and our failure to obtain or comply with such approvals and clearances could have an adverse effect on our business, financial condition and operating results.
Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.
For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Risks Related to Our Operations
We rely on a limited number of suppliers for laboratory equipment and materials and may not be able to find replacements or transition to alternative suppliers on a timely basis, or at all.
We rely on a limited number of suppliers to provide certain consumables and equipment that we use in our laboratory operations, as well as reagents and other laboratory materials involved in the development of our technology. Fluctuations in the availability and price of laboratory materials and equipment could have an adverse effect on our ability to meet our drug creation goals with our partners and thus our results from operations as well as future partnership opportunities. An interruption in our laboratory operations or technology transfer activities could occur if we encounter delays, quality issues or other difficulties in securing these consumables, equipment, reagents or other materials, and if we cannot then obtain an acceptable substitute. In addition, we would likely be required to incur significant costs and devote significant efforts to find new suppliers, acquire and qualify new equipment, validate new reagents and revalidate aspects of our existing assays, which may cause delays in our processing of samples or development and commercialization of our technology. Any such interruption could significantly affect our business, financial condition, results of operations and reputation.
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
Our success depends on, among other things, the market’s confidence that our platform is capable of substantially shortening the amount of time necessary to perform certain activities as compared to the use of legacy and other alternative technologies, and will enable more efficient or improved pharmaceutical and biotechnology product development and/or biomanufacturing. There is no assurance that we will be able to fully accomplish this in the future, or at all. To date, we have not yet had a program licensing technology from our platform advance into clinical testing or progress to manufacture in a cGMP environment, which may reduce our existing and prospective partners' confidence in our platform. We also believe that pharmaceutical and biotechnology companies are likely to be particularly sensitive to defects in, or suboptimal performance of, our platform, including if our platform fails to deliver meaningful reduction of certain research timelines accompanied by results at least as good as the results generated using legacy or other alternative technologies. There can be no guarantee that our platform will meet the expectations of pharmaceutical and biotechnology companies.
We will need to develop and expand our workforce, commercial infrastructure and laboratory operations to support anticipated growth in demand for our drug creation programs, and we may encounter difficulties in managing this development and expansion.
We will need to expand our workforce, commercial infrastructure and laboratory operations to support anticipated growth in demand for our drug creation programs. If we are unable to support fluctuations in the demand for our drug creation programs, including ensuring that we have adequate capacity to meet increased demand, our business could suffer. We expect to continue to develop our employees and the scope of our operations as we continue to enhance our technologies and expand our number of programs. As we seek to increase the number of our partnerships, expand the scope of our existing partnerships, pursue internal programs and further develop our technological capabilities, we may need to incorporate new equipment, implement new technology systems and laboratory processes and hire new personnel with different qualifications. Failure to manage this growth or transition could result in turnaround time delays, higher research and development costs, declining drug creation program quality, deteriorating alliance management success, and slower responses to competitive challenges. Moreover the successful execution of our programs requires ongoing integration amongst our employees who come from a variety of technical backgrounds. As we increase the number of drug creation and internal asset programs, we must ensure alignment and effective collaboration between our wet-lab biologists and AI scientists which we may not achieve due to the challenge of integrating these disparate domains. A failure in any one of these areas could make it difficult for us to meet market expectations for our technologies, and could damage our reputation and the prospects for our business.
To manage future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management team may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing growth activities. Due to our limited resources and early stage of growth, we may not be able to effectively manage this simultaneous execution and the expansion of our operations. This may result in weaknesses in our infrastructure, operational mistakes, slower development of our drug creation partnered programs and internal asset programs, loss of business opportunities, loss of employees and reduced productivity among our employees.
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
Our success depends on the skills, experience and performance of key members of our senior leadership team, including Sean McClain, our founder and Chief Executive Officer, Zachariah Jonasson, our Chief Financial Officer and Chief Business Officer, and Andreas Busch, Ph.D., our Chief Innovation Officer. The individual and collective efforts of these employees will be important as we continue to develop our platform and our technology, and as we expand our commercial activities. The loss or incapacity of existing members of our executive management team could adversely affect our operations if we experience difficulties in hiring qualified successors. While our executive officers are party to employment contracts with us, their employment with us is at-will, which means that either we or the executive may terminate their employment at any time, and we therefore cannot guarantee their retention for any period of time.
Our research and development activities depend on our ability to attract and retain highly skilled personnel. We may not be able to attract or retain qualified personnel due to the intense competition for highly skilled scientists, including those focused on AI-powered biologic drug discovery and cell line development, as well as qualified business development and sales professionals, among life sciences companies. Competition for personnel with expertise in AI-powered drug discovery is particularly intense. Additionally, our headquarters located in Vancouver, Washington, which does not have as high a concentration of innovative biotechnology or AI companies as other geographic locations, may negatively impact our ability to attract and retain top talent.
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
We in the past have, and in the future may, make technology acquisitions, acquire businesses or assets, or make investments in other companies or technologies that could negatively affect our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense.
We have made technology acquisitions and expect to pursue acquisitions of businesses and assets in the future. We also may pursue strategic alliances, joint ventures or other commercial deal structures that leverage our technologies and industry experience to expand our offerings. Additionally, we intend to invest in certain wholly-owned preclinical and/or clinical development programs with the goal of licensing or selling them to partners for clinical development. Although we have acquired other businesses or assets in the past, we may not be able to find suitable partners or acquisition or asset purchase candidates in the future, and we may not be able to complete such transactions on favorable terms, if at all. The competition for partners or acquisition candidates may be intense, and the negotiation process will be time-consuming and complex. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, these acquisitions may not strengthen our competitive position, the transactions may be viewed negatively by partners or investors, we may be unable to retain key employees of any acquired business, relationships with key suppliers, manufacturers or partners of any acquired business may be impaired due to changes in management and ownership, and we could assume unknown or contingent liabilities. Any future acquisitions also could result in the incurrence of debt, contingent liabilities or future write-offs of intangible assets or goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. We cannot guarantee that we will be able to fully recover the costs of any acquisition. Integration of an acquired company also may disrupt ongoing operations and require management resources that we would otherwise focus on developing our existing business. We may not realize the anticipated benefits of any acquisition, technology license, strategic alliance, joint venture, or other commercial deal structure. We also may experience losses related to investments in other companies, which could have a material adverse effect on our business, financial condition, results of operations and prospects. Acquisitions may also expose us to a variety of international and business related risks, including intellectual property, regulatory laws, local laws, tax and accounting.
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
We may be required to repay the outstanding indebtedness under the MFA if an event of default occurs under the MFA. An event of default will occur if, among other things, we fail to make required payments under the MFA; we breach any of our covenants under the MFA, subject to specified cure periods with respect to certain breaches; the lender determines that a material adverse change (as defined in the MFA) has occurred; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit the third party to accelerate the maturity of such indebtedness or that could have a material adverse change on us. We may not have enough available cash, cash equivalents and short-term investments or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In such a case, we may be required to delay, limit, reduce or terminate our operations or grant to other parties the rights to develop and market our Integrated Drug Creation platform that we would otherwise prefer to develop and market ourselves. The lender could also exercise its rights as secured lender to take possession of and to dispose of the collateral securing the MFA, which collateral includes substantially all of our property. Our business, financial condition, results of operations and prospects could be materially adversely affected as a result of any of these events.
Our inability to collect on our accounts receivable by a significant number of partners may have an adverse effect on our business, financial condition and results of operations.
Invoices issued to our partners are generally made on open credit terms. While we have not experienced any significant challenges in collecting on accounts receivable from our partners historically, they may occur in the future. Management assesses the need to maintain an allowance for potential credit losses each reporting period. If our partners’ cash flow, working capital, financial conditions or results of operations deteriorate, they may be unable or even unwilling to pay trade receivables owed to us promptly or at all. As a result, we could be exposed to a certain level of credit risk. If a major partner experiences, or a significant number of partners experience, financial difficulties, the effect on us could be material and have an adverse effect on our business, financial condition and results of operations.
If our operating facility becomes damaged or inoperable or we are required to vacate our facility, our ability to conduct and pursue our drug creation and internal research and development efforts may be jeopardized.
We currently operate primarily through a single facility located in Vancouver, Washington. Our facility and equipment could be harmed or rendered inoperable or inaccessible by natural or man-made disasters or other circumstances beyond our control, including fire, earthquake, power loss, communications failure, war or terrorism, or another catastrophic event, such as a pandemic or similar outbreak or public health crisis, which may render it difficult or impossible for us to support our partners, advance internal research and development activities, and develop updates, upgrades and other improvements to our technology and platform, advanced automation systems, and advanced application for some period of time. We may be unable to execute on our drug creation and additional research and development activities if our facility is inoperable or suffers a loss of utilization for even a short period of time. This may result in the loss of partners or harm to our reputation, which we may be unable to regain or repair in the future. This may interrupt the development of our internal asset programs, which may delay our ability to monetize such programs. Furthermore, our facility and the equipment we use to perform our drug creation work could be unavailable or costly and time-consuming to repair or replace. It would be difficult, time-consuming and expensive to rebuild our facility, to locate and qualify a new facility or license or transfer our proprietary technology to a third party. Even in the event we are able to find a third party to assist in drug creation efforts, we may be unable to negotiate commercially reasonable terms to engage with the third party.
Our current and future use of artificial intelligence (AI) present emerging risks and challenges related to this technology.
Our technology development activities depend on sophisticated artificial intelligence (AI) algorithms and computational systems to conduct drug discovery and development processes. These activities require substantial computational resources, including high-performance computing systems and cloud computing services. The availability of these resources is critical to our ability to efficiently process large datasets, perform complex simulations, and analyze vast amounts of genetic and molecular information. Limited access to, or the inability to expand, these computational resources could pose significant risks to our business and operations in the following ways:
•Insufficient computational power could slow down our R&D activities, leading to delays in drug creation partnerships, internal asset programs and platform development activities. This slowdown could adversely affect our ability to meet project milestones and delay program development;
•Relying on external providers for additional computational resources can significantly increase our operational costs. Unexpected increases in these costs could impact our financial condition, especially if we are unable to pass these costs onto our customers or adequately budget for them;

•Our ability to remain competitive depends on our capacity to leverage cutting-edge AI technologies and computational methods. Limited access to computational resources could hinder our ability to innovate and maintain our technological advantage;
•Limited computational resources may lead to operational bottlenecks, affecting our ability to process data and execute tasks efficiently. This inefficiency could impair our productivity and operational effectiveness, impacting our overall business performance; or
•Expanding our computational infrastructure or resorting to third-party cloud services to meet our computational needs could expose us to increased compliance and security risks. Ensuring data protection and meeting regulatory requirements become more challenging as we scale our computational resources, potentially leading to financial penalties and reputational damage.
We continually assess our computational need    s and strategically invest in our infrastructure to mitigate these risks. However, there is no assurance that these measures will be sufficient to prevent the adverse effects associated with limited access to computational resources. Our failure to effectively manage and scale our computational resources could have a material adverse effect on our business, financial condition, and operational results.
We depend on our information technology systems, and any failure of these systems could harm our business.
We depend on information technology and telecommunications systems for significant elements of our business operations, including the operation of our AI models, our antibody discovery software platform, our computational biology system, our knowledge management system, our partner reporting, our platform, our advanced automation systems, and advanced application software. These systems involve computational resources and data storage distributed between onsite servers, cloud platforms hosted by third-party providers, and a private graphics processing unit cluster owned by us but located and maintained at a facility in Texas. We have installed, and expect to expand, a number of enterprise software systems that affect a broad range of business processes and functional areas, including for example, systems handling human resources, procurement, financial controls and reporting, contract management, regulatory compliance and other infrastructure operations. These implementations were expensive and required significant time and effort. In addition to the aforementioned business systems, we intend to extend the capabilities of both our preventative and detective security controls by augmenting the monitoring and alerting functions, the network design and the automatic countermeasure operations of our technical systems. These information technology and telecommunications systems support a variety of functions, including manufacturing operations, laboratory operations, data analysis, quality control, partner service and support, billing, research and development activities, scientific and general administrative activities. A significant risk in implementing these systems includes the integration and communication between separate IT systems, and any failure to integrate these systems effectively could adversely affect various aspects of our operations.
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
•natural disasters, political and economic instability, including wars, terrorism and political unrest, such as Hamas’ attack against Israel and the ensuing war, and the ongoing conflict in Ukraine, outbreak of disease or other public health crises, such as the COVID-19 pandemic, boycotts, curtailment of trade, including as a result of tariffs, export controls and sanctions implemented by or against the United States in relation to other countries or jurisdictions, and other business restrictions;
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
In addition, we cannot eliminate the risk of accidental injury or contamination from these materials or wastes, which could cause an interruption of our commercialization efforts, drug creation partnered programs and internal asset programs and business operations, as well as environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations. In the event of contamination or injury, we could be liable for damages or penalized with fines in an amount exceeding our resources and our operations could be suspended or otherwise adversely affected. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance.
Public health crises such as pandemics or similar outbreaks could cause a disruption of the development of our platform technologies, and adversely impact our business.
As a result of public health crises, such as the COVID-19 pandemic, or, we have experienced and may continue to experience severe delays and disruptions, including, for example:
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
Any of these factors could severely impact drug creation, internal program, manufacturing, other research and development activities, business operations and business development, or delay necessary interactions with local regulators, and other important contractors and partners. These and other factors may adversely impact our ability to conduct our business generally and have a material adverse impact on our operations and financial condition and results.

We rely and expect in the future to rely on a limited number of outside parties to perform the cGMP manufacturing for preclinical development, clinical development and commercialization of any biologic product candidates produced using our technology. Limitations in this global cGMP manufacturing capacity could delay or prevent preclinical development, clinical development and/or commercialization efforts.
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
In addition, from time to time we have relied upon, and may continue to rely upon, third party CDMOs that are based in jurisdictions outside the United States. Legislative proposals are pending that, if enacted, could negatively impact U.S. funding for certain biotechnology providers having relationships with foreign adversaries or which potentially pose a threat to national security. If any of our third party CDMOs are impacted by these legislative proposals, the potential downstream adverse impacts on us are unknown but may include supply chain disruptions or delays.
Risks Related to Our Intellectual Property
If we are unable to obtain and maintain sufficient intellectual property protection for our technologies, including for our cell line and expression technologies, generative deep learning technology, proprietary assays and techniques, and antibody and target discovery technology, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technologies similar or identical to ours, and our ability to successfully leverage our technologies may be impaired.
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
We strive to protect and enhance the proprietary technologies that we believe are important to our business, including seeking patents intended to cover our platform and related technologies and uses thereof, as we deem appropriate. Our patents and patent applications in the United States and certain foreign jurisdictions relate to our technology. However, obtaining and enforcing patents in our industry is costly, time-consuming, and complex, and we may fail to apply for patents on important products and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions. There can be no assurance that the claims of our patents (or any patent application that is issued to us as a patent), will exclude others from making, using, or selling our technology or technology that is substantially similar to ours. We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. In countries where we have not sought and do not seek patent protection, third parties may be able to manufacture and sell our technology without our permission, and we may not be able to stop them from doing so. We may not be able to file and prosecute all necessary or desirable patent applications, or maintain, enforce, and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our technology development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.
We own issued, or granted, patents and have pending patent applications worldwide, which include issued U.S. patents and pending U.S. patent applications. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products or services, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our current or future patented technologies. As a result, our owned and licensed patents and patent applications comprising our patent portfolio may not provide us with sufficient rights to exclude others from commercializing technology and products similar to any of our technology.
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
As another example, the European Unified Patent Court (UPC) came into force in June 2023. The UPC is a common patent court to hear patent infringement and revocation proceedings effective for member states of the European Union. Should we file under the UPC and have one or more issued patents through this new system we could be adversely affected. A single forum could enable third parties to seek revocation of any of our European patents in a single proceeding at the UPC rather than through multiple proceedings in each of the jurisdictions in which the European patents have previously been issued. Any such revocation and loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Moreover, the controlling laws and regulations of the UPC will develop over time and may adversely affect the breadth of patents filed thereunder, or our ability to defend any such patent and/or our ability to enforce our European patents or defend the validity thereof. We may decide to opt out our European patents and patent applications from the UPC. If certain formalities and requirements are not met, however, our European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. Likewise, at this point we cannot be certain that our European patents and patent applications will avoid falling under the jurisdiction of the UPC, even if we decide to opt out of the UPC.
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
Assuming that other requirements for patentability are met, prior to March 16, 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. On or after March 16, 2013, under the Leahy-Smith America Invents Act (America Invents Act) enacted on September 16, 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO on or after March 16, 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant of the time from invention to filing of a patent application. Because patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our technology or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.
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
In addition, the patent position of companies in the biotechnology field is particularly uncertain. Various courts, including the United States Supreme Court have rendered decisions that affect the scope of patentability of certain inventions or discoveries relating to biotechnology. These decisions state, among other things, that a patent claim that recites an abstract idea, natural phenomenon, or law of nature (for example, the relationship between particular genetic variants and cancer) are not themselves patentable. Precisely what constitutes a law of nature or abstract idea is uncertain, and it is possible that certain aspects of our technology could be considered natural laws. Accordingly, the evolving case law in the United States may adversely affect our and our licensors’ ability to obtain new patents or to enforce existing patents and may facilitate third party challenges to any owned or licensed patents.
Issued patents covering our platform and technologies could be found invalid or unenforceable if challenged.
The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability. Some of our patents or patent applications (including licensed patents) may be challenged at a future point in time in opposition, derivation, reexamination, inter partes review, post-grant review or interference. Any successful third party challenge to our patents in this or any other proceeding could result in the unenforceability or invalidity of such patents or amendment to our patents in such a way that they no longer cover our platform and our technology, which may lead to increased competition to our business, which could harm our business. In addition, in patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on certain aspects of our platform technologies. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future products.

We may not be aware of all third party intellectual property rights potentially relating to our platform or technology. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until approximately 18 months after filing or, in some cases, not until such patent applications issue as patents. We or our licensors might not have been the first to make the inventions covered by each of our pending patent applications and we or our licensors might not have been the first to file patent applications for these inventions. There is also no assurance that all of the potentially relevant prior art relating to our patents and patent applications, or licensed patents and patent applications has been found, which could be used by a third party to challenge their validity or prevent a patent from issuing from a pending patent application.
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
We may need to obtain licenses from third parties to advance our research, development, and commercialization activities. We expect that any future exclusive in-license agreements will impose various development, diligence, commercialization, and other obligations on us. We may enter into engagements in the future with other licensors under which we obtain certain intellectual property rights relating to our platform and technologies. These engagements may take the form of an exclusive license or of actual ownership of intellectual property rights or technologies from third parties. Our rights to use the technologies we license may be subject to the continuation of and compliance with the terms of those agreements. In some cases, we may not control the prosecution, maintenance or filing of the patents to which we hold licenses, or the enforcement of those patents against third parties.
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
In addition, our rights to future components of our platform may be licensed to us on a non-exclusive basis. The owners of these non-exclusively licensed technologies would therefore be free to license them to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, certain of our agreements with third parties may provide that intellectual property arising under these agreements, such as data that could be valuable to our business, will be owned by the counterparty, in which case, we may not have adequate rights to use such data or have exclusivity with respect to the use of such data, which could result in third parties, including our competitors, being able to use such data to compete with us.
If we cannot acquire or license rights to use technologies on reasonable terms or if we fail to comply with our obligations under such agreements, we may not be able to commercialize new technologies or services in the future and our business could be harmed.
In the future, we may identify third party intellectual property and technologies we may need to acquire or license in order to engage in our business, including to develop or commercialize new technologies or services, and the growth of our business may depend in part on our ability to acquire, in-license or use these technologies. However, we may not be able to acquire or in-license rights to these technologies on acceptable terms or at all. The licensing or acquisition of third party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater technological development or commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Even if such licenses are available, we may be required to pay the licensor in return for the use of such licensor’s technology, upfront or technology access fees, payments based on certain development, regulatory or commercial milestones such as sales volumes, or royalties based royalties received or milestones achieved by our partners. In addition, such licenses may be non-exclusive, which could give our competitors access to the same intellectual property licensed to us.
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

Further, we may not have the right to control the prosecution, maintenance, and enforcement of all of our licensed and sublicensed intellectual property, and even when we do have such rights, we may require the cooperation of our licensors and upstream licensors, which may not be forthcoming. Our business could be adversely affected if we or our licensors are unable to prosecute, maintain and enforce our licensed and sublicensed intellectual property effectively.
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
Filing, prosecuting, and defending patents on our platform, technologies, software, systems, and processes in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States, and even where such protection is nominally available, judicial, and governmental enforcement of such intellectual property rights may be lacking. Whether filed in the United States or abroad, our patent applications may be challenged or may fail to result in issued patents. Further, we may encounter difficulties in protecting and defending such rights in foreign jurisdictions. Consequently, we may not be able to prevent third parties from practicing our inventions in some or all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own platform or technologies and may also sell their products or services to territories where we have patent protection, but enforcement is not as strong as that in the United States. These platforms and technologies may compete with ours. Our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. In addition, certain countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to other parties. Furthermore, many countries limit the enforceability of patents against other parties, including government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of any patents. In many foreign countries, patent applications and/or issued patents, or parts thereof, must be translated into the native language. If our patent applications or issued patents are translated incorrectly, they may not adequately cover our technologies; in some countries, it may not be possible to rectify an incorrect translation, which may result in patent protection that does not adequately cover our technologies in those countries.
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
•we cannot ensure that any patents issued to us, or our licensors will provide a basis for an exclusive market for our commercially viable technologies or will provide us with any competitive advantages;
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
If we are unable to protect the confidentiality of our information and our trade secrets, the value of our technologies could be materially adversely affected, and our business could be harmed.
We rely heavily on trade secrets and confidentiality agreements to protect our unpatented know-how, technologies, and other proprietary information, including parts of our technology platform, and to maintain our competitive position. However, trade secrets and know-how can be difficult to protect. In addition to pursuing patents on our technologies, we take steps to protect our intellectual property and proprietary technologies by entering into agreements, including confidentiality agreements, non-disclosure agreements and intellectual property assignment agreements, with our employees, consultants, academic institutions, corporate and/or strategic partners, potential or existing investors and, when needed, our advisers. However, we cannot be certain that such agreements have been entered into with all relevant parties, and we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. For example, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure, which could adversely impact our ability to establish or maintain a competitive advantage in the market. If we are required to assert our rights against such party, it could result in significant cost and distraction.
Monitoring unauthorized disclosure and detection of unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. If we were to enforce a claim that a third party had illegally obtained and was using our trade secrets, it would be expensive and time-consuming, and the outcome would be unpredictable. In addition, some courts both within and outside the United States may be less willing, or unwilling, to protect trade secrets. Further, we may need to share our trade secrets and confidential know-how with current or future business partners, collaborators, contractors, and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign actors, and those affiliated with or controlled by state actors.
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
We may be subject to claims that our employees, consultants, or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.
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
The registered or unregistered trademarks or trade names that we own may be challenged, infringed, circumvented, declared generic, lapsed, or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition. In addition, third parties may in the future file for registration of trademarks similar or identical to our trademarks, thereby impeding our ability to build brand identity and possibly leading to market confusion. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such rights, we may not be able to use these trademarks to develop brand recognition of our technologies or platform. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Further, we have and may in the future enter into agreements with owners of such third party trade names or trademarks to avoid potential trademark litigation which may limit our ability to use our trade names or trademarks in certain fields of business.
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
We may pursue litigation, quasi-litigation, quasi-arbitral, or adversarial proceedings before trademark offices, courts, or other administrative tribunals or courts in order to enforce our trademark rights or to determine the scope, coverage and validity of our rights. The outcome of any such action might not be favorable to us, and even if we were to prevail, such litigation or administrative ruling could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results or financial condition.
We may be subject to claims challenging the inventorship of our patents and other intellectual property.
We or any future licensors may be subject to claims that former employees, partners or other third parties have an interest in our patents or any future in-licensed patents, trade secrets or other intellectual property as an inventor or co-inventor. Litigation may be necessary to defend against these and other claims challenging inventorship of our or such licensors’ ownership of our owned or any future in-licensed patents, trade secrets or other intellectual property. If we or our future licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our systems. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees, and certain partners may defer engaging with us until the particular dispute is resolved. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
We may, in the future, become involved with litigation or actions at the USPTO or foreign patent offices with various third parties. We expect that the number of such claims may increase as our business, visibility and partnership base expand and the number of our technology development programs and resultant licensed technologies increases, and as the level of competition in our industry increases. Any infringement claim, regardless of its validity, could harm our business by, among other things, resulting in time-consuming and costly litigation, diverting management’s time and attention from the development of our business, requiring the payment of monetary damages (including treble damages, attorneys’ fees, costs, and expenses) or royalty payments.
It may be necessary for us to pursue litigation or adversarial proceedings before the patent office in order to enforce our patent and proprietary rights or to determine the scope, coverage, and validity of the proprietary rights of others. The outcome of any such litigation might not be favorable to us, and even if we were to prevail, such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results, or financial condition.
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
Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our current or future products, technologies and services may infringe. We cannot be certain that we have identified or addressed all potentially significant third-party patents in advance of an infringement claim being made against us. In addition, similar to what other companies in our industry have experienced, we expect our competitors and others may have patents or may in the future obtain patents and claim that making, having made, using, selling, offering to sell, or importing our technologies infringes these patents. Defense of infringement and other claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management and employee resources from our business. Parties making claims against us may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Parties making claims against us may be able to obtain injunctive or other relief, which could block our ability to develop, commercialize and sell products or services and could result in the award of substantial damages against us, including treble damages, attorney’s fees, costs, and expenses if we are found to have willfully infringed. In the event of a successful claim of infringement against us, we may be required to pay damages and ongoing royalties and obtain one or more licenses from third parties or be prohibited from selling certain products or services. We may not be able to obtain these licenses on acceptable or commercially reasonable terms, if at all, or these licenses may be non-exclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we could encounter delays in product or service introductions while we attempt to develop alternative products or services to avoid infringing third-party patents or proprietary rights. Defense of any lawsuit or failure to obtain any of these licenses could prevent us from commercializing products or services, and the prohibition of sale of any of our technologies could materially affect our business and our ability to gain market acceptance for our technologies.
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

In addition, our agreements with some of our partners, suppliers, or other entities with whom we do business require us to defend or indemnify these parties to the extent they become involved in infringement claims, including the types of claims described above. We could also voluntarily agree to defend or indemnify third parties in instances where we are not obligated to do so if we determine it would be important to our business relationships. If we are required or agree to defend or indemnify third parties in connection with any infringement claims, we could incur significant costs and expenses that could adversely affect our business, operating results, or financial condition.
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
Patent terms may be inadequate to protect our competitive position with our technology for an adequate amount of time.
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
•the recruitment or departures of key personnel;
•announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•changes in the regulatory landscape that subject us to additional regulatory and legal requirements;
•publication of research reports about us, our industry or our competitors, or biologic drug discovery in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
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
In addition, the stock market in general, and the Nasdaq Global Select Market and technology and life sciences companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated and/or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, financial condition and results of operations.
We in the past have had, and in the future may have, a material weakness in our internal control over our financial reporting process. If we are unable to remediate an identified material weakness, we may not be able to accurately or timely report our financial condition or results of operations.
Prior to our IPO, we were a private company with limited accounting personnel to adequately execute our accounting processes and other supervisory resources with which to address our internal control over financial reporting. While we and our independent registered public accounting firm did not and were not required to perform an audit of our internal control over financial reporting, in connection with the audits of our 2019 and 2020 consolidated financial statements, we and our independent registered public accounting firm identified control deficiencies in the design and operation of our internal control over financial reporting that constituted a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2022, this material weakness was remediated, see “Part II — Item 9A-Remediation of Material Weakness” in the 2022 Annual Report on Form 10-K. Although we were able to remediate this past material weakness, there is no guarantee that we will not experience additional material weaknesses in the future or that we will be able to remediate any such material weakness in a timely manner or at all.
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
Any metrics that we may identify may not accurately reflect all aspects of our business and we anticipate that these metrics may change or may be substituted for additional or different metrics as our business grows and as we introduce new solutions. As our business model has evolved to include the development of an internal drug candidate pipeline, we continue to evaluate our key business metrics and determine how to accurately measure the initiation, advancement, and overall progress of our internal asset programs. We cannot guarantee that the business metrics we choose to disclose related to our internal asset programs will be effective in measuring the potential of our pipeline or accurately predict the future development progress of any of our current or future programs. If we fail to review other relevant information or change or substitute the key business metrics we review as our business grows, our ability to accurately formulate financial projections and make strategic decisions may be compromised and our business, financial results and future growth prospects may be adversely impacted.
Future sales and issuances of our common stock or rights to purchase common stock could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.
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
As of January 1, 2024 the aggregate number of shares of our common stock that may be issued pursuant to our 2021 Plan, 2021 ESPP, and 2023 Inducement Plan are 9,736,573 shares, 2,556,486 shares, and 2,500,000 shares, respectively. The number of shares of common stock that may be issued pursuant to the 2021 Plan does not include outstanding equity awards. The number of shares of common stock reserved for issuance under the 2021 Plan and 2021 ESPP are automatically increased on each January 1 by 5% and 1%, respectively, of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future issuance each year, our stockholders will experience additional dilution, which could cause our share price to fall.
In addition, we have filed a universal shelf registration statement on Form S-3 (which allows us to offer and sell securities from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale) subject to an aggregate offering amount stated therein, as well as registration statements on Form S-8 registering all shares of common stock that we may issue under our equity compensation and equity inducement plans or pursuant to equity awards made to newly hired employees outside of equity compensation plans. Such registered shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.
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
As of March 6, 2024, our executive officers, directors, and 5% stockholders beneficially owned over 40% of our common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
Future sales of our common stock in the public market could cause our share price to fall.
Sales of a substantial number of shares of our common stock in the public market, including any time following the expiration of legal restrictions on resale or the perception in the market that the holders of a large number of shares of our common stock intend to sell shares, could reduce the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We have filed a registration statement on Form S-3 with respect to potential future sales of our securities. On March 1, 2024, we closed the sale of an aggregate of 19,205,000 shares of our common stock at $4.50 per share for net proceeds of $80.8 million under the registration statement on Form S-3. We have also filed a registration statement on Form S-8 to register our common stock that is issuable pursuant to our equity incentive plans. Shares registered under the registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options. Additionally, certain holders of our common stock are entitled to rights with respect to registration of such shares under the Securities Act pursuant to a registration rights agreement between such holders and us. If such holders, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock.
Additionally, on June 16, 2023, we entered into a sales agreement (the Sales Agreement) with Cowen and Company, LLC (the Sales Agent), with respect to an “at the market offering” program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $100.0 million through the Sales Agent (the ATM). We will pay the Sales Agent a commission up to 3.0% of the gross sales proceeds of any shares sold under the Sales Agreement. Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of our common stock intend to sell shares, could reduce the market price of our common stock.
An active trading market for our common stock may not continue to be maintained.
Our common stock began trading on the Nasdaq Global Select Market in July 2021, and we can provide no assurance that we will be able to continue maintaining an active trading market on the Nasdaq Global Select Market or any other exchange in the future. If an active trading market for our common stock is not maintained, or if we fail to satisfy the continued listing standards of the Nasdaq Global Select Market for any reason and our common stock is delisted, it may be difficult for our stockholders to sell shares without depressing the market price for the shares or at all. An inactive market may also impair our ability to raise additional capital by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.
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
•a special meeting of stockholders may be called only by the chairperson of the board of directors, the chief executive officer, or a majority of the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
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
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. Although a statement by the U.S. Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Although we are not a borrower or party to any such instruments with SVB or any other financial institution currently in receivership, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.
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
Additionally, pursuant to the ATM, the number of shares that are sold by Sales Agent, if any, after we request that sales be made will fluctuate based on the market price of our common stock during the sales period and limits we set with Sales Agent. Therefore, it is not possible to predict the number of shares that will be ultimately issued and sold by us, if any, pursuant to the Sales Agreement, but any such sales will cause immediate dilution to our then existing stockholders.
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
Operating as a public company makes it more difficult and more expensive for us to maintain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage than as a private company. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers. We do not know if we will be able to maintain existing insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our business, financial condition, results of operations and prospects.
Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.
In the ordinary course of our business, we generate and store confidential and sensitive data, including research data, intellectual property and proprietary business information owned or controlled by ourselves or our employees, partners and other third parties upon which we rely. We manage and maintain our applications and data utilizing a combination of on-site systems and cloud-based data centers. We utilize external security and infrastructure vendors to manage parts of our data centers. These applications and data encompass a wide variety of business-critical information, including research and development information, commercial information and business and financial information. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate use or disclosure, accidental exposure, unauthorized access, inappropriate modification, remediation costs, lost revenues, damages to our competitiveness, stock price and long-term stockholder value, and the risk of our being unable to adequately monitor and audit and modify our controls over our critical information. This risk extends to the third party vendors, subcontractors and partners we use to manage this sensitive data or otherwise process it on our behalf. Further, to the extent our employees may work remotely, additional risks may arise as a result of depending on the networking and security put into place by the employees and where they choose to work, including at home, while in transit or in other public locations. The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information.
Although we seek to take reasonable measures to protect confidential and sensitive data from unauthorized access, use or disclosure, no security measures can be perfect and our information technology systems and infrastructure, and those of our vendors, subcontractors, and partners upon which we rely, are vulnerable to cyberattacks, computer viruses, bugs, worms, or other malicious codes, malware (including as a result of advanced persistent threat intrusions), and other attacks by computer hackers, cracking, application security attacks, social engineering (including through phishing attacks, ransomware, and extortion events), supply chain attacks and vulnerabilities through our third-party service providers, denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, and other similar threats by hackers or breaches or compromises caused by employee erroneous actions or inactions by our employees, consultants, third parties or their contracted service providers, malfeasance or other malicious or inadvertent disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost, or misused,or stolen. Any such access, breach, or other loss of information could result in legal claims or proceedings and related legal exposure and liabilities, including fines and penalties. Unauthorized access, loss, misuse, or dissemination could also disrupt our operations and damage our reputation, any of which could adversely affect our business.
The activities of cyber threat actors and other third parties, including nation-state actors directly and indirectly associated with with military geopolitical conflicts and defense activities have been increasing on number and sophistication. During times of war and other major conflicts, we, the third parties upon which we rely, and our partners may be vulnerable to a heightened risk of such cyber-attacks, including retaliatory cyberattacks, that could materially disrupt our systems and operations, supply chain, and ability to develop our programs. In the event we experience a cyber-attack or other security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization, which could be used to undermine our competitive advantage or market position.

The costs related to security incidents, breaches, disruptions or other security events could be significant and cause reputational damage and loss of existing and future business and could cause us to incur substantial fines and related expenses and legal exposure. If the information technology systems of our partners, contractors or consultants become subject to disruptions or security incidents, we may have insufficient recourse against such third parties and we may have to expend significant resources in connection with our efforts to mitigate the impact of such events, and to develop and implement processes and other remedial measures to address future impacts to our business.
Although we maintain cybersecurity insurance coverage, we cannot be certain that such coverage will be adequate for data security liabilities actually incurred, will cover any indemnification claims against us relating to any incident, will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations. Additionally, our cybersecurity insurance coverage is unlikely to cover indirect or consequential damages, such as reputational harm or loss of current or future business relationships as a result of a security incidents or cyber-attack.
Natural and man-made disasters, including cyber-attacks and other events beyond our control could severely disrupt our operations, or those of our partners, and have a material adverse impact on our business, results of operations, financial condition and prospects. If a natural disaster, power outage, cybersecurity attack or other event occurred that prevented us from using all or a significant portion of our headquarters, damaged critical infrastructure, such as our laboratory facilities or those of our partners, limited our or our partners’ ability to access or use our respective digital information systems or that otherwise disrupted our respective operations, it may be difficult or, in certain cases, impossible for us or our partners to continue our respective businesses for a substantial period of time. The disaster recovery and business continuity plans we and our partners currently have in place are limited and are unlikely to prove adequate in the event of a serious disaster or similar event, which could have a material adverse impact on our business.
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
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include the estimated variable consideration included in the transaction price in our contracts with partners, contingent consideration, goodwill impairment, and long-lived asset impairment evaluations. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.
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

Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
Risk Management and Strategy
We have established a cybersecurity program, which includes maintaining policies and processes for assessing, identifying, and managing risks from cybersecurity threats, and have integrated these policies and processes into our overall risk management strategy. Our cybersecurity program is informed by standards established by the National Institute of Standards and Technology (NIST) and the Center for Internet Security (CIS).
We maintain processes for conducting internal and external cybersecurity risk assessments to identify cybersecurity threats that may adversely impact the confidentiality, integrity, or availability of our information systems or data residing therein. We generally conduct internal cybersecurity risk assessments and audits on at least a quarterly basis, which may include penetration testing and vulnerability assessments. We also regularly conduct cybersecurity simulation exercises, including in connection with our disaster recovery procedures. Additionally, we engage third-party service providers to support these efforts, including to conduct security testing on an annual basis.
We also engage assessors, consultants, auditors, or other third parties in connection with our risk assessment processes to assist us in our design and implementation of our cybersecurity policies and procedures and in our assessment and testing of our security safeguards. This includes a third-party managed detection and response team (MDR) to conduct ongoing network monitoring and to support incident management and threat assessment. Additionally, as a public company, we are subject to regulatory requirements and undergo audits of our financial statements, which include a review of related cybersecurity controls and information technology systems.
We maintain a cybersecurity awareness training program for employees, which is provided during onboarding and on an annual basis thereafter. Our training program includes simulated phishing campaigns, which are designed to increase awareness and detection and to equip our personnel with effective tools to identify and address cybersecurity threats.
Although risks from cybersecurity threats have not materially affected, and are not reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, to date, we have, from time to time, experienced threats to and security incidents related to our and our third-party vendors’ information systems. For more information about the cybersecurity risks we face, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K, including the risk factors entitled “Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.”
Governance
One of the key functions of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors administers its cybersecurity risk oversight function directly as a whole, as well as through our audit committee.
Our Director of Information Technology is responsible for monitoring and assessing the the day-to-day management of cybersecurity risks. The individual who currently holds the position of Director of Information Technology has approximately fifteen years of IT management and cybersecurity experience. Our IT Committee, which is comprised of senior leadership team members across our Information Technology, Finance, Law and Innovation departments, is responsible for overseeing our cybersecurity policies and processes. Our IT Committee meets regularly with our Director of Information Technology to evaluate cybersecurity threats. We maintain an established process to notify the IT committee of identified cyber incidents and to provide an assessment of the potential criticality and impact of such incidents. We have also implemented procedures for response and containment efforts to address the actual or potential impact of identified cybersecurity incidents, as applicable.
Representatives from our IT Committee provide briefings regarding cyber matters to our audit committee on a quarterly basis, and directly to the full board of directors on an annual basis. Such briefings may include a discussion of cyber risks and applicable risk assessments, key updates regarding our cyber strategy and related initiatives, and the emerging cybersecurity threats that may impact our business.
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
Holders of Common Stock
As of March 6, 2024, there were 56 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the year ended December 31, 2023.
Issuer Purchases of Equity Securities
None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Absci is a data-first generative AI drug creation company that combines AI with scalable wet lab technologies to create better biologics for patients, faster. With the data to train, the AI to create, and the wet lab to validate, our Integrated Drug Creation platform aims to engineer better biologics with design-in functionality and best-in-class properties.
Antibody-based therapeutics represent an extraordinary medical and economic opportunity, yet the biopharmaceutical industry faces significant challenges in bringing these life-changing medicines to patients. Our Integrated Drug Creation platform is designed to improve upon traditional biologic drug discovery by using AI to simultaneously optimize multiple drug characteristics that may be important to development and therapeutic benefit. This has the potential to significantly shorten time to clinic and increase the probability of success. Our approach expands the possibilities in biopharmaceuticals — shifting from a paradigm of drug discovery to drug creation — with the goal of bringing best-in-class and first-in-class antibody therapeutics to the patients who need them.
Generative AI depends on massive training datasets to generate quality results. For example, GPT-4, a well-known generative AI model, was trained on data at scale readily available through public sources such as the internet. Such a data set does not exist for drug discovery. For this reason, current AI drug discovery mainly focuses on small-molecule drugs. Their simpler structure allows the synthesis and screening of million-member chemical libraries, which can then provide training data for generative AI models. In contrast, using AI models to design biologic drugs is more challenging because the existing biological datasets are much smaller, meaning there is less training data available for developing highly predictive AI models. Biologic drugs, however, are inherently more selective than small molecules and hence have in general better safety profiles in patients. Hence, building large training data sets for biologic drugs interactions offers the potential for AI models to design highly specific, safe therapeutics for a wide variety of disease targets less addressable by small molecules.
Our AI models accelerate the design and optimization of antibody candidates with potentially novel, best-in-class attributes. We then use our proprietary wet lab assays to validate those antibody candidates at scale. This combination of in silico modeling with wet lab testing allows us to generate immense real-world datasets that we harness to train and refine our deep learning models.
Through iterative AI predictions, wet lab validation, and AI training we enable a virtuous cycle that we believe will accelerate us toward fully in silico biologic drug discovery. With the data to learn, the AI to create, and the wet lab to validate, Absci can create billions of antibody designs and screen millions of ranked antibody sequences in weeks, allowing us to go from AI-designed antibodies to wet lab-validated candidates in as little as six weeks. Our unique Integrated Drug Creation approach has the potential to significantly shorten preclinical development timelines from 5-7 years in benchmarked timelines to 18-24 months, enabling us to build a strong pipeline of both partnered and wholly-owned candidates that can expand therapeutic possibilities.
Our business model is to use our platform for rapid creation of biologic drug candidates by:
Establishing partnerships with stakeholders in the drug discovery and development life cycle: We create drug candidates with partners, including pharmaceutical and biotechnology companies who are responsible for preclinical and clinical testing of biologic candidates generated through our platform. Our partnerships will provide us with the opportunity to participate in the future success of the biologic candidates generated utilizing our platform, including through potential clinical, regulatory and commercial milestone payments as well as royalties on net sales of approved products. We aim to assemble economic interests in a diversified portfolio of partnered pipeline assets of biologics across multiple indications.
Developing our own proprietary asset pipeline: We aim to create therapeutic assets comprising our own internal program pipeline. With the ability to find targets and develop potential best-in-class assets, we intend to develop promising assets to value inflection points, anywhere from preclinical validation through clinical trials, before partnering or selling them. We may enter into clinical trials and/or manufacturing partnerships to advance specific therapeutic assets to target such value inflection points. We believe that by developing our own pipeline, we will create optionality for enhanced monetization and validation of our platform.
Our evolving business model is underpinned by a strategic shift towards diversifying our program portfolio through both partnered drug creation programs and internal asset development programs. Our approach is to balance the portfolio between partnered programs that broaden our reach into various indications and provide R&D and upfront funding, and internal programs for which we have more control and the potential for partnerships or asset sales that provide more significant economic returns. The cornerstone of this business model evolution lies in the diversification of risk and potential return on investment. Engaging in drug creation partnerships may enable us to reach broader indications and markets, whereas internal asset development may be more advantageous in terms of greater control over program selection, development timeline, and return on investment. Our dual-faceted model not only secures a focused set of indications but also gives us greater optionality, enhancing our ability to pivot and adapt as the programs progress. We believe we will grow and diversify our portfolio of programs through our model, ultimately driving innovation and delivering value for all stakeholders.
Total revenue was $5.7 million for the years ended December 31, 2023 and 2022, which included an increase in technology development revenue of $1.2 million due to timing of project-based milestones achieved and the mix of ongoing programs utilizing our Integrated Drug Creation platform and a decrease in collaboration revenue of $1.2 million due to completion of our collaboration program in 2022. For the year ended December 31, 2023 we incurred a net loss of $110.6 million, which includes a non-cash goodwill impairment charge of $21.3 million. Research and development expenses decreased by $10.8 million, or 18%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. As of December 31, 2023, we had an accumulated deficit of $406.5 million and cash and cash equivalents and short-term investments totaling $97.7 million.
We expect to continue to incur significant expenses in connection with our ongoing activities, including as we:
•implement an effective business development strategy to drive adoption of our Integrated Drug Creation platform by new and existing partners;
•develop our internal proprietary asset pipeline of lead drug candidates;
•continue to engage in research and development efforts and scale our drug creation activities to meet potential demand at a reasonable cost;
•develop, acquire, in-license or otherwise obtain technologies that enable us to expand our platform capabilities;
•attract, retain and motivate highly qualified personnel; and
•implement operational, financial and management information systems.
In September 2023, we announced a plan to realign internal investments and operations to further focus on and allocate resources to our internal pipeline of drug creation programs and our Integrated Drug Creation platform. In connection with this decision, we announced a reduction in our global workforce of 15%.
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
•Establish new partnerships: Our potential to grow revenue and long-term earnings will require us to successfully identify and establish drug creation arrangements with new partners.
•Increase the number of programs under existing partnerships: The execution of our long-term strategy relies substantially on the value our partners believe can be recognized from our programs. Our continued growth depends on our ability to expand the scope of our existing partnerships and add new molecules for drug creation partnerships with current partners.
•Create our proprietary asset pipeline. We are in the process of selectively creating our own lead drug candidates and intend to advance them up to value inflection points anywhere from preclinical validation through clinical trials. In some cases we may out-license or transfer drug candidates for clinical advancement by a partner, with the expectation of a greater share in the economics relative to the milestones and royalties we may secure for our core platform technology development licenses.
•Successfully complete our drug creation activities and enter licensing arrangements with our partners: Our business model depends upon entering into licensing arrangements with our partners to advance the drug candidates which we generate through clinical development to commercialization. Both our ability to successfully complete drug creation activities to meet the needs of a partner, and the partner’s prioritization of the subject program, impact the likelihood and timing of any election by a partner to enter into a licensing arrangement. There is no assurance that a partner will elect to license.
•Our partners successfully developing and commercializing the drug candidates generated with our technology: Our business model is dependent on the eventual progression of biologic drug candidates discovered or initially developed utilizing our Integrated Drug Creation platform into clinical trials and commercialization. Given the nature of our relationships with our partners, we often do not fully control the progression, clinical development, regulatory strategy, public disclosure or eventual commercialization, if approved, of our partnered product candidates. As a result, our future success and our potential eligibility to receive milestone payments and royalties are significantly dependent on our partners’ efforts over which we have no control. The timing and scope of any approval that may be required by the U.S. Food and Drug Administration (FDA), or any other regulatory body, for drugs that are developed based on molecules discovered and/or manufactured using our Integrated Drug Creation platform technologies can significantly impact our results of operations and future performance
•Continued significant investments in our research and development of new technologies and platform expansion: We are seeking to further refine and expand our platform and the scope of our capabilities, which may or may not be successful. This includes, but is not limited to, novel target identification, de novo discovery, incorporation of non-standard amino acids (Bionic protein creation), and application of artificial intelligence across our Integrated Drug Creation platform. We may also invest significantly in developing our own proprietary lead drug candidates and advancing them through preclinical, or later, validation. We expect to incur significant expenses to advance these research and development efforts or to invest in or acquire complementary technologies, but these efforts may not be successful.
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

	December 31,	December 31,
	2023	2022
Partners, Cumulative (1)	24	19
Programs, Cumulative (2)	59	47
Active Programs (3)	16	16

(1) Partners represents the unique number of partners with whom we have executed drug creation agreements. We view this metric as an indication of our ability to execute our business development activities and level of our market penetration.
(2) Programs represents the number of molecules we have addressed or are addressing with our platform. We view this metric as an indication of the robustness of our technology and the commercial success of our platform.
(3) Active Programs represents drug creation programs that are subject to ongoing technology development activities intended to determine if the program can be pursued by our partner for future clinical development, as well as any program for which our partner obtains and maintains a license to our technology to advance the program after completion of the drug creation phase. There is no assurance, however, that our partners will advance any drug candidates that are currently the subject of Active Programs into further preclinical or clinical development or that our partners will elect to license our technologies upon completion of the drug creation phase in a timely manner, or at all. In light of the inherent risks and uncertainties associated with drug development, we anticipate that our partners may from time to time abandon or terminate the development of one or more drug candidates generated from our platform. As we are notified of such terminations, we will remove the subject programs from our Active Programs count.
As of December 31, 2023, our Active Programs are as follows:

Partner	Contract Date	Active Programs	Therapeutic Area
PrecisionLife	December 2023	5	Undisclosed
Almirall	November 2023	2	Dermatology
AstraZeneca	November 2023	1	Oncology
Undisclosed	July 2023	1	Undisclosed
Undisclosed	March 2023	1	Undisclosed
Merck	January 2022	3	Undisclosed
Merck	December 2019	1	Undisclosed
Alpha Cancer Technologies	August 2019	1	Oncology
SFJ Pharmaceuticals	April 2019	1	Hematology
Total Active Programs		16

Our Integrated Drug Creation platform is primarily utilized in our partnerships for drug creation across indications using AI to simultaneously optimize multiple drug characteristics that may be important to development and therapeutic benefit. One of our Active Programs with an undisclosed partner is leveraging our platform capabilities to optimize pharmacokinetic properties for a Phase II candidate and one of our Active Programs with an undisclosed partner is leveraging our platform capabilities including our antibody library. We also have three Active Programs focused on our legacy model of developing production cell lines for drug candidates that our partners are developing. Two of these legacy cell line development Active Programs are preclinical and one is in Phase 3 clinical development (PhaseBio Pharmaceuticals’ drug candidate, bentracimab, assumed by SFJ Pharmaceuticals, Inc. in January 2023).
We have negotiated license agreements, or expected to negotiate license agreements upon completion of certain drug creation activities, with potential downstream milestone payments and royalties for all Active

Programs. We have not negotiated terms for a sufficient number of royalty- and milestone-bearing licenses, however, to enable us to make accurate predictions regarding our potential revenue and financial performance.
Internal Pipeline
Our biologics pipeline reflects our differentiated capabilities in de novo antibody creation, multi-parameteric lead optimization, and reverse immunology. We’re developing a diversified portfolio of programs with a focus on cytokine biology as we scale our Integrated Drug Creation platform and strive to impact millions of lives.
Internal Asset Programs
As of December 31, 2023, we have identified three wholly-owned internal asset programs focusing on cytokine biology as well as several undisclosed internal pipeline programs under evaluation.

Program Name	Target Description
ABS-101	Candidate targeting TL1A in inflammatory bowel disease
ABS-201	Lead and optimization stage for an undisclosed therapeutic target in dermatology
ABS-301	Lead and optimization stage for an undisclosed therapeutic target in immuno-oncology

We are aware of clinical stage assets targeting TL1A that are being developed by Merck, Roche and Sanofi. For purposes of comparing the anticipated attributes of ABS-101 to these competitive product candidates, we generated putative clinical competitor molecules and performed a head to head comparison against several potential ABS-101 molecules. In these preclinical studies, ABS-101 potential candidates exhibited properties consistent with a potentially superior product profile by demonstrating equal or superior potency data from multiple biophysical and cellular assays, in addition to improved developability properties. We believe these attributes support the program’s potential to create an efficacious candidate conducive to subcutaneous dosing. Furthermore, in vitro and preliminary in vivo PK studies confirm the potential for extended half-life, supporting the objective for significantly improved dosing intervals. While we are encouraged by these preclinical results, we cannot assure you that similar results will be obtained in clinical studies of ABS-101. Additionally, while we endeavored to create molecules with the same attributes as those of competitive product candidates under development, we cannot assure you that the molecules we created are similar or better than those being developed by our competitors, nor can we assure you that direct comparisons of our clinical product candidate to those of our competitors will produce similar results.
In February 2024, we initiated IND-enabling studies to further evaluate certain properties of ABS-101. Based on these IND-enabling studies, we plan to submit an IND in the first quarter of 2025 and potentially initiate a Phase 1 clinical trial in the first half of 2025.

Our Active Programs, internal asset programs, and historical programs demonstrate our platform’s capabilities to successively address broad ranges of biologics and modalities.
Components of Results of Operations
Revenue
Our revenue currently consists primarily of fees earned from our partners in conjunction with drug creation partnership agreements utilizing our integrated drug creation platform, which are delineated as technology development revenue in our results of operations. These fees are earned and paid at various points throughout the terms of these agreements including upfront, upon the achievement of specified project-based milestones, and throughout the program.
We expect revenue to increase over time as we enter into additional drug creation partnership agreements. We expect revenue to increase over time as we grant licenses to our partners for the clinical and commercial use of intellectual property rights to the biological assets we create, and as the partners advance product candidates into and through clinical development and commercialization. We expect that our revenue will fluctuate from period to period due to the timing of executing additional partnerships, the uncertainty of the timing of milestone achievements and our dependence on the program decisions of our partners.
Operating Expenses
Research and development
Research and development expenses include the cost of materials, personnel-related costs (comprised of salaries, benefits and share-based compensation) for personnel performing research and development functions, consulting fees, equipment and allocated facility costs (including occupancy and information technology). These expenses are exclusive of depreciation and amortization. Research and development activities consist of continued development of our Integrated Drug Creation platform, internal pipeline, and drug creation for partners. We derive improvements to our platform from each type of activity. Research and development efforts apply to our platform broadly and across programs.
We expect research and development expenses to increase in absolute dollars over the long-term as we enter into additional drug creation partnerships, continue to invest in platform enhancements, and develop and advance our internal asset pipeline.
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
Other income
Other income consists primarily of interest income from our cash, cash equivalents and short-term investments.
Results of Operations
The results of operations presented below should be reviewed in conjunction with our consolidated financial statements and notes included elsewhere in this Annual Report. The following tables set forth our results of operations for the periods presented (In thousands):

	For the Years Ended December 31,
	2023	2022
Revenues
Technology development revenue	$5,718	$4,529
Collaboration revenue	—	1,218
Total revenues	5,718	5,747
Operating expenses
Research and development	48,067	58,908
Selling, general and administrative	37,832	40,552
Depreciation and amortization	13,999	13,037
Goodwill impairment	21,335	—
Total operating expenses	121,233	112,497
Operating loss	(115,515)	(106,750)
Other income (expense)
Interest expense	(1,010)	(972)
Other income, net	6,059	2,357
Total other income, net	5,049	1,385
Loss before income taxes	(110,466)	(105,365)
Income tax (expense) benefit	(100)	461
Net loss	$(110,566)	$(104,904)

Comparison of the Years Ended December 31, 2023 and 2022
The following table summarizes our results of operations for the years ended December 31, 2023 and 2022 (In thousands, except for percentages):
Revenue

	For the Years Ended December 31,
	2023	2022	$ Change	% Change
Revenues
Technology development revenue	$5,718	$4,529	$1,189	26%
Collaboration revenue	—	1,218	(1,218)	(100)%
Total revenues	$5,718	$5,747	$(29)	(1)%

Technology development revenue increased by $1.2 million, or 26%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, driven by a combination of overall program progress, the timing of project-based milestones achieved, and the mix of ongoing programs activity.
Collaboration revenue decreased by $1.2 million, or 100%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. In September 2021, the JMA was amended to shorten the term to approximately three years, ending in October 2022.
Operating expenses
The following table summarizes our operating expenses for the years ended December 31, 2023 and 2022 (In thousands, except for percentages):

	For the Years Ended December 31,
	2023	2022	$ Change	% Change
Operating expenses
Research and development	$48,067	$58,908	$(10,841)	(18)%
Selling, general and administrative	37,832	40,552	(2,720)	(7)%
Depreciation and amortization	13,999	13,037	962	7%
Goodwill impairment	21,335	—	21,335	100%
Total operating expenses	$121,233	$112,497	$8,736	8%

Research and development
Research and development expenses decreased by $10.8 million, or 18%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily attributable to a decrease in laboratory operational costs of $8.0 million and a $2.8 million decrease in personnel costs, including stock-based compensation.
Selling, general and administrative expenses
Selling, general, and administrative expenses decreased by $2.7 million, or 7%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily driven by decreased stock-based compensation of $1.1 million and decreased insurance and other administrative costs of $2.2 million.
Depreciation and amortization
Depreciation and amortization expense increased by $1.0 million, or 7%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily due to a full year of depreciation for the year ended December 31, 2023 on leasehold improvement additions in 2022.

Goodwill impairment
We performed a quantitative impairment evaluation of goodwill as of June 30, 2023 and recorded an impairment charge in the amount of $21.3 million during the second quarter. See Note 6: Goodwill and intangibles, net to our consolidated financial statements in this Annual Report on Form 10-K for further discussion.
Other income (expense)
The following table summarizes our other income (expense) for the years ended December 31, 2023 and 2022 (In thousands, except for percentages):

	For the Years Ended December 31,
	2023	2022	$ Change	% Change
Other income (expense)
Interest expense	$(1,010)	$(972)	$(38)	4%
Other income, net	6,059	2,357	3,702	157%
Total other income, net	$5,049	$1,385	$3,664	265%

Interest expense
Interest expense was $1.0 million for the years ended December 31, 2023 and 2022, remaining consistent between periods.
Other income, net
Other income, net, was $6.1 million income for the year ended December 31, 2023 compared to $2.4 million income for the year ended December 31, 2022, representing a change of $3.7 million, or 157%, primarily attributable to increases in investment income from cash, cash equivalents and short-term investments.
Liquidity and Capital Resources
Overview
As of December 31, 2023, we had $97.7 million of cash,cash equivalents and short-term investments.
We have incurred net operating losses since inception. As of December 31, 2023, our accumulated deficit was $406.5 million. To date, we have funded operations through issuances and sales of equity securities and debt, in addition to revenue generated from our drug creation agreements. We believe that our cash, cash equivalents and short-term investments will be sufficient to meet our operating expenses, working capital and capital expenditure needs over at least the next 12 months following the date of this filing.
Our future capital requirements will depend on many factors, including, but not limited to our ability to raise additional capital through equity or debt financing, our ability to successfully secure additional partnerships under contract with new partners and increase the number of programs covered under contracts with existing partners, the successful preclinical and clinical development by our partners of product candidates generated using our Integrated Drug Creation platform, the successful commercialization by our partners of any such product candidates that are approved, and the progress of any IND-enabling studies for our internal program assets. If we are unable to execute on our business plan and adequately fund operations, or if our business plan requires a level of spending in excess of cash resources, we may be required to negotiate partnerships in which we receive greater near-term payments at the expense of potential downstream revenue. Alternatively, we may need to seek additional equity or debt financing, which may not be available on terms acceptable to us or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making product acquisitions, making capital expenditures, or declaring dividends. If we are unable to generate sufficient revenue or raise additional capital when desired, our business, financial condition, results of operations and prospects would be adversely affected.

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
Equipment financing
In 2022, we received a total of $12.0 million of proceeds from equipment financing arrangements. Terms of the agreements require monthly payments over 42-48 month periods with imputed interest rates ranging from 8%-10%. As of December 31, 2023, the combined outstanding balance on these agreements is $7.9 million.
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
On June 16, 2023, we entered into a Sales Agreement with Cowen and Company, LLC, as Sales Agent, with respect to an “at the market offering” program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, par value $0.0001 per share, having an aggregate offering price of up to $100.0 million through the Sales Agent. We will pay the Sales Agent a commission up to 3.0% of the gross sales proceeds of any shares sold under the Sales Agreement.To date, we have not issued any securities or received any proceeds from the sale of any securities registered pursuant to the Sales Agreement. There can be no assurance that any financing will be available on terms acceptable to us.
On March 1, 2024, the Company closed the sale of an aggregate of 19,205,000 shares of its common stock, pursuant to an underwriting agreement with Morgan Stanley & Co. LLC and Cowen and Company, LLC at a public offering price of $4.50 per share, before underwriting discounts and commissions. The total estimated net proceeds to the Company from the offering are expected to be approximately $80.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.
Cash Flows
The following summarizes our cash flows (In thousands):

	For the Years Ended December 31,
	2023	2022
Net cash provided by (used in)
Operating activities	(64,636)	(81,339)
Investing activities	81,944	(126,982)
Financing activities	(4,483)	5,237
Net increase (decrease) in cash, cash equivalents, and restricted cash	$12,825	$(203,084)

Cash flows from operating activities
In the year ended December 31, 2023, net cash used in operating activities was $64.6 million and consisted primarily of a net loss of $110.6 million adjusted for non-cash items, including depreciation and amortization expense of $14.0 million, stock-based compensation of $11.4 million, goodwill impairment of $21.3 million, and a net decrease in operating assets and liabilities in the amount of $1.5 million.

In the year ended December 31, 2022, net cash used in operating activities was $81.3 million and consisted primarily of a net loss of $104.9 million adjusted for non-cash items, including depreciation and amortization expense of $13.0 million, stock-based compensation of $12.5 million, and a net increase in operating assets and liabilities in the amount of $1.5 million.
Cash flows from investing activities
In the year ended December 31, 2023, net cash provided by investing activities was $81.9 million. The net cash provided resulted primarily from maturities of short-term investments of $229.9 million, partially offset by cash used for purchases of short-term investments of $147.3 million and purchases of lab equipment of $0.9 million.
In the year ended December 31, 2022, net cash used in investing activities was $127.0 million primarily from purchases of short-term investments of $108.6 million, purchases of lab equipment of $16.2 million as we expanded our operations and overall capacity and cash paid as part of our acquisition of Totient, Inc. of $8.0 million, partially offset by cash provided by maturities of short-term investments of $5.0 million.
Cash flows from financing activities
In the year ended December 31, 2023, net cash used in financing activities was $4.5 million. The net cash used resulted primarily from principal payments of $5.3 million made for financed equipment, partially offset by proceeds from the issuance of common stock of $0.9 million from stock option exercises and our 2021 ESPP.
In the year ended December 31, 2022, net cash provided by financing activities was $5.2 million primarily from proceeds from equipment financing agreements of $12.0 million and proceeds from the issuance of common stock of $0.7 million, partially offset by cash used for principal payments of $7.5 million made for financed equipment and long-term debt.
Income taxes
Our effective income tax rate from continuing operations was (0.1)% and 0.4% for the year ended December 31, 2023 and 2022, respectively. The difference between the effective rate and the statutory rate is primarily attributed to the change in the valuation allowance against net deferred tax assets.
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
While our significant accounting policies are described in more detail in Note 2: Summary of significant accounting policies, we believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of the matters that are inherently uncertain.
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
We performed a quantitative impairment evaluation of goodwill as of June 30, 2023 and recorded an impairment charge of $21.3 million reported as goodwill impairment on the consolidated statement of operations and comprehensive loss. For details regarding the impairment assessments performed for goodwill see Note 6: Goodwill and intangibles, net.
Revenue recognition
We recognize revenue as control of our products and services are transferred to our customers in an amount that reflects the consideration expected to be received in exchange for those products and services. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when or as the performance obligations are satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. We consider a performance obligation satisfied once control of a good or service has been transferred to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. Technology development revenue includes revenue associated to the discovery, development and technology readiness phases of drug creation agreements. We refer to our customers as “partners” when describing our relationship in an agreement.
Technology development revenue
Our drug creation agreements generally include multiple stages of drug creation that combined represent a single performance obligation. The primary goal of the drug creation phase includes target creation, lead or candidate creation, and development or optimization of a lead candidate or set of lead candidates. For the drug creation phase partners may request a scope that includes, but is not limited to: a specified disease area, a target for creation of a new biologic, or supply a specified lead candidate for AI-driven optimization. These agreements may include options for additional goods and services such as readying the technology to transfer to the partner and licensing terms. The transaction prices for these arrangements include fixed and variable consideration for the single performance obligation as well as variable consideration for success-based achievements. Any variable consideration is constrained to the extent that it is probable that a significant reversal of cumulative revenue will not occur. Primarily all of our contracts with our partners include an enforceable right to payment. While there is no alternative use for the asset created, the agreement’s terms vary as to whether an enforceable right to payment exists for performance completed as of that date.
We measure progress toward the completion of the performance obligations satisfied over time using an input method based on an overall estimate of the effort incurred to date at each reporting period to satisfy a performance obligation. This method provides an appropriate depiction of completed progress toward fulfilling our performance obligations for each respective arrangement. In certain drug creation agreements that require a portion of the contract consideration to be received in advance at the commencement of the contract, such advance payment is initially recorded as a contract liability.
Contingent Consideration
We utilized the acquisition method of accounting for our business combination related to the Totient acquisition which included allocating the purchase price of the acquisition to the various tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The contingent consideration of $15.0 million held in escrow is included in restricted cash on the consolidated balance sheets. The contingent consideration shall be paid upon the achievement of the milestone of either entering into agreements meeting certain financial criteria with third parties using, or relating to, Totient technology or the first commercial sale of a Totient product. We utilize a probability-weighted approach to estimate the fair value of the liability included in accrued expenses on the consolidated balance sheets. Changes in fair value of the contingent consideration liability are included within research and development expense on the consolidated statements of operations and comprehensive loss.
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
Subject to certain conditions, as an emerging growth company, we may rely on certain other exemptions and reduced reporting requirements, including without limitation (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement by the Public Company Accounting Oversight Board (PCAOB) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more; (b) December 31, 2026, the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO; (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
Not applicable.
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Absci Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Absci Corporation (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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
March 21, 2024

ABSCI CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(In thousands, except for share and per share data)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$72,362	$59,955
Restricted cash	16,193	15,023
Short-term investments	25,297	104,476
Receivables under development arrangements, net	2,189	1,550
Prepaid expenses and other current assets	4,537	5,859
Total current assets	120,578	186,863
Operating lease right-of-use assets	4,490	5,319
Property and equipment, net	41,328	52,723
Intangibles, net	48,253	51,622
Goodwill	—	21,335
Restricted cash, long-term	1,112	1,864
Other long-term assets	1,537	1,282
TOTAL ASSETS	$217,298	$321,008
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,503	$2,412
Accrued expenses	19,303	20,481
Long-term debt	3,258	2,946
Operating lease obligations	1,679	1,690
Financing lease obligations	641	2,296
Deferred revenue	3,174	445
Total current liabilities	29,558	30,270
Long-term debt, net of current portion	4,660	7,984
Operating lease obligations, net of current portion	5,643	7,317
Finance lease obligations, net of current portion	76	750
Deferred tax liability, net	186	238
Deferred revenue, long-term	966	—
Other long-term liabilities	33	35
TOTAL LIABILITIES	41,122	46,594
Commitments (See Note 9)
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 93,087,675 and 92,411,103 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	9	9
Additional paid-in capital	582,699	570,454
Accumulated deficit	(406,495)	(295,929)
Accumulated other comprehensive loss	(37)	(120)
TOTAL STOCKHOLDERS' EQUITY	176,176	274,414
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$217,298	$321,008

The accompanying notes are an integral part of these consolidated financial statements.

ABSCI CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
(In thousands, except for share and per share data)	2023	2022
Revenues
Technology development revenue	$5,718	$4,529
Collaboration revenue	—	1,218
Total revenues	5,718	5,747
Operating expenses
Research and development	48,067	58,908
Selling, general and administrative	37,832	40,552
Depreciation and amortization	13,999	13,037
Goodwill impairment	21,335	—
Total operating expenses	121,233	112,497
Operating loss	(115,515)	(106,750)
Other income (expense)
Interest expense	(1,010)	(972)
Other income, net	6,059	2,357
Total other income, net	5,049	1,385
Loss before income taxes	(110,466)	(105,365)
Income tax (expense) benefit	(100)	461
Net loss	$(110,566)	$(104,904)

Net loss per share: Basic and diluted	$(1.20)	$(1.15)

Weighted-average common shares outstanding: Basic and diluted	92,028,016	90,845,629

Comprehensive loss:
Net loss	$(110,566)	$(104,904)
Foreign currency translation adjustments	40	(66)
Unrealized gain on investments	43	(41)
Comprehensive loss	$(110,483)	$(105,011)

The accompanying notes are an integral part of these consolidated financial statements.

ABSCI CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except for share and per share data)	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balances - December 31, 2021	92,648,036	$9	$557,136	$(191,025)	$(13)	$366,107
Issuance of shares under stock plans, net of shares withheld for tax payments	552,913	—	656	—	—	656
Stock-based compensation	—	—	12,662	—	—	12,662
Forfeiture of common stock	(789,846)	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	(66)	(66)
Unrealized loss on investments	—	—	—	—	(41)	(41)
Net loss	—	—	—	(104,904)	—	(104,904)
Balances - December 31, 2022	92,411,103	9	570,454	(295,929)	(120)	274,414
Issuance of shares under stock plans, net of shares withheld for tax payments	777,602	—	862	—	—	862
Stock-based compensation	—	—	11,383	—	—	11,383
Forfeiture of common stock	(101,030)	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	40	40
Unrealized gain on investments	—	—	—	—	43	43
Net loss	—	—	—	(110,566)	—	(110,566)
Balances - December 31, 2023	93,087,675	$9	$582,699	$(406,495)	$(37)	$176,176

The accompanying notes are an integral part of these consolidated financial statements.

ABSCI CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2023	2022
Cash Flows From Operating Activities
Net loss	(110,566)	(104,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,999	13,037
Deferred income taxes	(52)	(505)
Stock-based compensation	11,416	12,540
Goodwill impairment	21,335	—
Accretion of discount on short-term investments	(2,671)	(688)
Other	386	721
Changes in operating assets and liabilities:
Receivables under development arrangements	(666)	(148)
Prepaid expenses and other current assets	1,598	2,382
Operating lease right-of-use assets and liabilities	(856)	(640)
Other long-term assets	(255)	13
Accounts payable	(786)	(533)
Accrued expenses and other liabilities	(1,213)	(1,707)
Deferred revenue	3,695	(907)
Net cash used in operating activities	(64,636)	(81,339)
Cash Flows From Investing Activities
Purchases of property and equipment	(860)	(16,175)
Acquisitions, net of cash acquired	—	(8,000)
Investment in short-term investments	(147,347)	(108,590)
Proceeds from maturities of short-term investments	229,897	5,000
Proceeds from sales of property and equipment	254	133
Proceeds from property insurance settlements	—	650
Net cash provided by (used in) investing activities	81,944	(126,982)
Cash Flows From Financing Activities
Proceeds from issuance of long-term debt	—	12,031
Principal payments on long-term debt	(3,012)	(4,651)
Principal payments on finance lease obligations	(2,333)	(2,799)
Proceeds from issuance of common stock, net of issuance costs	862	656
Net cash (used in) provided by financing activities	(4,483)	5,237
Net increase (decrease) in cash, cash equivalents, and restricted cash	12,825	(203,084)
Cash, cash equivalents and restricted cash - Beginning of year	76,842	279,926
Cash, cash equivalents, and restricted cash - End of period	$89,667	$76,842

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$970	$895
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Right-of-use assets obtained in exchange for operating lease obligation	—	111
Cash paid for amounts included in the measurement of operating lease liabilities	2,361	2,299
Property and equipment purchases included in accounts payable	—	123

The accompanying notes are an integral part of these consolidated financial statements.

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Organization and nature of operations
Absci Corporation (the “Company”) is a data-first generative AI drug creation company that combines AI with scalable wet lab technologies to create better biologics for patients, faster. Absci leverages its integrated drug creation platform (the “Integrated Drug Creation Platform”) to improve upon traditional biologic drug discovery by using AI to simultaneously optimize multiple drug characteristics important to development and therapeutic benefit. The Company was organized in the State of Oregon in August 2011 as a limited liability company and converted to a limited liability company (“LLC”) in Delaware in April 2016. In October 2020, the Company converted from a Delaware LLC to a Delaware corporation. The Company’s headquarters are located in Vancouver, Washington.
2.Summary of significant accounting policies
Basis of presentation
The consolidated financial statements are prepared in accordance with US GAAP as defined by the Financial Accounting Standards Board (“FASB”). The consolidated financial statements include the Company’s wholly-owned subsidiaries and entities under its control. The Company has eliminated all intercompany transactions and accounts. Certain amounts in prior years' financial statements have been reclassified to conform to the current year's presentation.
Use of estimates
The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, revenue recognition including estimated timing of the satisfaction of performance obligations, the fair value of stock-based compensation awards, quantitative impairment evaluations of goodwill and recoverability of long-lived assets, and the fair value of contingent consideration. The Company bases its estimates on historical experiences, and other relevant factors that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.
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
Restricted cash represents amounts pledged as collateral for future property lease payments via standby letters of credit (see Note 9: Commitments and contingencies) and amounts held in escrow related to acquisitions by the Company (see Note 11: Fair value measurements).
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
If the estimated fair value of a debt security is below its amortized cost basis, the Company evaluates whether it is more likely than not that the Company will be required to sell the security before its anticipated recovery in market value and whether credit losses exist for the related securities. A credit loss exists if the present value of expected cash flows is less than the amortized cost basis of the security. Credit-related losses are recognized as an allowance for credit losses on the balance sheet with a corresponding adjustment to

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
earnings. Unrealized gains and losses that are unrelated to credit deterioration are reported in accumulated other comprehensive loss on the consolidated balance sheets. Purchase premiums and discounts are recognized as interest income using the interest method over the terms of the securities. Realized gains and losses, and declines in fair value deemed to be other than temporary, are reflected in the consolidated statements of operations and comprehensive loss. The Company uses the specific identification method to compute realized gains and losses on investments.
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
There are significant judgments and estimates inherent in the determination of the fair value of certain liabilities. If the Company had made different assumptions including, among others, those related to the timing and probability of various corporate scenarios, net loss and net loss per common share could have been significantly different.
Concentration risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, and receivables under development arrangements. The Company maintains its cash and cash equivalents and restricted cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced any losses on these accounts. For the years ended December 31, 2023 and 2022, two partners represented approximately 89% and three partners represented approximately 98% of technology development revenue, respectively.
As of December 31, 2023, one partner represented approximately 91% of total receivables under technology development arrangements. As of December 31, 2022, two partners represented approximately 100% of total receivables under technology development arrangements.
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

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets held for sale
The Company classifies its long-lived assets to be sold as held for sale in the period the following conditions are met: (i) management has approved and committed to a plan to sell; (ii) the asset is available for immediate sale in its present condition; (iii) an active program to locate a buyer and other actions required to sell the asset have been initiated; (iv) it is probable that a sale will occur within one year; (v) the asset is being actively marketed for sale at a reasonable price in relation to its current fair value; and (vi) there is a low likelihood of significant changes to the plan or that the plan will be withdrawn. If all of the criteria are met as of the balance sheet date, the assets are presented separately on the consolidated balance sheets as held for sale. The Company initially measures a long-lived asset that is classified as held for sale at the lower of the carrying amount or fair value less costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met as an asset impairment charge on the consolidated statements of operations and comprehensive loss. Any gains are not recognized until date of sale. The assets are no longer depreciated nor amortized while classified as held for sale. The Company assesses the fair value of a long-lived asset, less any costs to sell, at each reporting period and until the asset is no longer classified as held for sale.
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
Goodwill
Goodwill is evaluated for impairment on an annual basis as of October 1, or more frequently if an indicator of impairment is present. As part of the impairment evaluation, the Company may elect to perform an assessment of qualitative factors. If this qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit that includes the goodwill is less than its carrying value, then a quantitative impairment test would be prepared to compare this fair value to the carrying value and record an impairment charge if the carrying value exceeds the fair value. The Company performed a quantitative impairment evaluation of goodwill as of June 30, 2023 and recorded a full impairment charge in the amount of $21.3 million on the consolidated statement of operations and comprehensive loss.
Revenue recognition
The Company recognizes revenue as control of its products and services are transferred to its customers in an amount that reflects the consideration expected to be received in exchange for those products and services. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when or as the performance obligations are satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. The Company considers a performance obligation satisfied once control of a good or service has been transferred to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. Technology development revenue includes revenue associated to the drug creation phases of drug creation agreements. The Company refers to its customers as “partners” when describing their relationship in an agreement.
Technology development revenue
The Company’s drug creation agreements generally include multiple stages of drug creation that combined represent a single performance obligation. These agreements may include options for additional goods and services such as readying the technology to transfer to the partner and licensing terms. The transaction prices for these arrangements include fixed and variable consideration for the single performance obligation as well as variable consideration for success-based achievements. Any variable consideration is constrained to the

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
extent that it is probable that a significant reversal of cumulative revenue will not occur. Primarily all of the Company’s contracts with its partners include an enforceable right to payment. While there is no alternative use to the Company for the asset created, the agreement’s terms vary as to whether an enforceable right to payment exists for performance completed as of that date.
The Company measures progress toward the completion of the performance obligations satisfied over time using an input method based on an overall estimate of the effort incurred to date at each reporting period to satisfy a performance obligation. This method provides an appropriate depiction of completed progress toward fulfilling its performance obligations for each respective arrangement. In certain drug creation agreements that require a portion of the contract consideration to be received in advance at the commencement of the contract, such advance payment is initially recorded as a contract liability. Contract assets are included in receivables under development arrangements on the consolidated balance sheets.
Collaboration agreements
The Company analyzes its drug creation agreements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and that are exposed to significant risks and rewards dependent on the commercial success of such activities. Payments to and from the Company’s collaborators are presented within research and development expense on the consolidated statements of operations and comprehensive loss. The Company did not have payments related to such agreements during the years ended December 31, 2023 and 2022.
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
The Company recognizes interest and penalties related to income tax matters as a component of tax expense. The Company did not record any interest or penalties related to income tax during the years ended December 31, 2023 and 2022.
Research and development expenses
Research and development expenses include the cost of materials, personnel-related costs (comprised of salaries, benefits and share-based compensation) for personnel performing research and development functions, consulting fees, equipment and allocated facility costs (including occupancy and information technology). These expenses are exclusive of depreciation and amortization. Research and development activities consist of continued development of the Company’s Integrated Drug Creation Platform, internal asset pipeline programs, and partnered drug creation programs. The Company derives improvements to its platform from each type of activity. Research and development efforts apply to the Company’s platform broadly and across programs.
Stock-based compensation
Stock-based compensation includes compensation expense for incentive units, restricted stock, and stock option grants to employees and is measured on the grant date based on the fair value of the award and recognized on a straight-line basis over the requisite service period. The fair value of options to purchase common stock are measured using the Black-Scholes option-pricing model. When determining the grant date fair value of stock-based awards, management considers whether an adjustment is required to the observable market price or volatility of the Company’s common stock that is used in the valuation as a result of material non-public information. The Company accounts for forfeitures as they occur.

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net Loss Per Share
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
Recent accounting pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses on an interim and annual basis. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods for the fiscal years beginning after December 15, 2024, and should be applied on a retrospective basis to all periods presented. Early adoption is permitted. The Company does not expect the adoption of this new guidance to have a material impact on its consolidated financial statements and is currently evaluating the effect of adopting the ASU on its disclosures.
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments should be applied on a prospective basis. The Company does not expect the adoption of this new guidance to have a material impact on its consolidated financial statements and is currently evaluating the effect of adopting the ASU on its disclosures.
3.Revenue recognition
Contract balances
Contract assets are generated when contractual billing schedules differ from revenue recognition timing and the Company records a contract asset when it has an unconditional right to consideration. As of December 31, 2023 there were no contract assets. As of December 31, 2022, contract assets were $1.1 million Contract assets are included in receivables under development arrangements on the consolidated balance sheets.
Contract liabilities are recorded in deferred revenue when cash payments are received or due in advance of the satisfaction of performance obligations. As of December 31, 2023 and December 31, 2022, contract liabilities were $4.1 million and $0.4 million, respectively. During the years ended December 31, 2023 and 2022, the Company recognized $0.4 million and $1.4 million, respectively, as revenue that had been included in deferred revenue at the beginning of the period.
Collaboration revenue
In December 2019, the Company executed a four-year Joint Marketing Agreement (“JMA”) with KBI BioPharma, Inc. (“KBI”) to co-promote technologies through joint marketing efforts. In September 2021, the JMA was amended to shorten the term to approximately three years, ending in October 2022.
4.Investments
Cash equivalents, marketable securities and deposits are classified as available-for-sale and are, therefore, recorded at fair value on the consolidated balance sheets, with any unrealized gains and losses reported in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity on the Company’s consolidated balance sheets, until realized. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amortized cost and fair value of investments are as follows (in thousands):

	December 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Assets
Money market funds	$1,158	$—	$—	$1,158
U.S. treasury bills	39,332	2	—	39,334
Total	$40,490	$2	$—	$40,492
Classified as:
Cash equivalents				$15,195
Short-term investments				25,297
Total				$40,492

	December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Assets
Money market funds	$5,050	$—	$—	$5,050
Certificates of deposit	27,740	—	—	27,740
U.S. treasury bills	76,777	2	(43)	76,736
Total	$109,567	$2	$(43)	$109,526
Classified as:
Cash equivalents				$5,050
Short-term investments				104,476
Total				$109,526

Investments held as of December 31, 2023 have a remaining maturity of less than one year. Proceeds from maturities of available for sale securities were $241.6 million and $85.0 million for the years ended December 31, 2023 and 2022, respectively. There were no realized gains and losses on securities for the years ended December 31, 2023 and 2022. Unrealized gains and losses on securities were primarily due to changes in interest rates.
5.Property and equipment, net
Property and equipment consist of the following (in thousands):

	December 31,	December 31,
	2023	2022
Construction in progress	$—	$293
Lab Equipment	32,098	34,168
Software	171	298
Furniture, Fixtures and Other	6,001	6,307
Leasehold Improvements	27,049	26,860
Total Cost	65,319	67,926
Less accumulated depreciation and amortization	(23,991)	(15,203)
Property and equipment, net	$41,328	$52,723

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Depreciation expense was $10.6 million and $9.7 million for years ended December 31, 2023 and 2022, respectively.
For details regarding the interim impairment assessment performed for long-lived assets see Note 6: Goodwill and intangibles, net.
During the fourth quarter of 2023, the Company committed to a plan to actively sell specific assets within its entity wide asset group, primarily laboratory equipment located at its Vancouver headquarters. For the lab equipment that met all of the prescribed criteria required to classify it as held for sale, the Company determined the carrying value exceeded the fair value less costs to sell each asset, which resulted in a write down of $0.5 million for the year ended December 31, 2023, presented within research and development expense on the consolidated statement of operations and comprehensive loss. As of December 31, 2023, $0.3 million of lab equipment is classified as current assets held for sale within prepaid expenses and other current assets on the consolidated balance sheet as the disposal is expected to be consummated within one year of the balance sheet date.
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
During the second quarter, the Company performed an interim qualitative impairment assessment of goodwill as of June 30, 2023 and concluded that the duration and extent of the sustained decline in the Company’s stock price and resulting market capitalization below cash and short-term investments for a period of time within the three months ended June 30, 2023 were indicators of impairment that triggered a quantitative assessment.
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

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimates and assumptions used to determine fair value include determinations that are categorized as Level 3 in the fair value hierarchy due to use of internal projections and unobservable measurement inputs. The assumptions used in the Company’s impairment analysis are inherently subject to uncertainty and the Company notes that small changes in these assumptions could have a significant impact on the concluded value. In order to further validate the reasonableness of the fair value concluded for the reporting unit, a reconciliation to market capitalization was performed by estimating a reasonable implied control premium and other market factors. The control premium was estimated based upon control premiums observed in recent comparable market transactions. The Company reconciled the estimated fair value of the reporting unit utilizing the market capitalization based on the stock price as of June 30, 2023.
The Company concluded the fair value of the single reporting unit was less than its carrying value and that the Company’s recorded goodwill was fully impaired as of June 30, 2023. The Company recognized a non-cash, pre-tax goodwill impairment charge of $21.3 million during the three months ended June 30, 2023 reported as goodwill impairment on the consolidated statement of operations and comprehensive loss.
In conjunction with, and in advance of, the interim test of goodwill of the single reporting unit, the Company also performed an interim qualitative impairment assessment of long-lived assets as of June 30, 2023 which indicated that the carrying amount of the long-lived assets might not be recoverable. To test these long-lived assets for recoverability, the Company compared the estimated future cash flows (on an undiscounted basis) to be generated from the use and residual value of the entity-wide asset group to its carrying value and concluded that the long-lived assets were not impaired as of June 30, 2023. The Company’s annual qualitative assessment determined that a quantitative analysis was not necessary. It is reasonably possible that changes in future operating results, cash flows, or market capitalization, as well as future changes related to the asset group may result in the need to write down the asset group to fair value. The Company will continue to monitor for events occurring or circumstances changing which may suggest that long-lived assets should be reevaluated.
Intangible assets are as follows (in thousands):

	December 31, 2023			December 31, 2022
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
AI Engine	2,507	(1,477)	1,030	2,507	(975)	1,532
Monoclonal antibody library	46,300	(5,955)	40,345	46,300	(3,640)	42,660
Developed software platform and the related methods patents	8,300	(1,422)	6,878	8,300	(870)	7,430
Intangible assets, net	$57,107	$(8,854)	$48,253	$57,107	$(5,485)	$51,622

Amortization expense related to intangible assets was $3.4 million for the years ended December 31, 2023 and 2022 and is reflected within depreciation and amortization expense on the consolidated statements of operations and comprehensive loss.
Future amortization expense for the Company’s intangible assets as of December 31, 2023 is estimated as follows (in thousands):

Years Ending December 31:
2024	$3,370
2025	3,370
2026	2,897
2027	2,868
2028	2,868

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7.Long-term debt and other borrowings
Equipment financing
In 2022, the Company received a total of $12.0 million of proceeds from equipment financing arrangements. Terms of the agreements require monthly payments over 42-48 month maturities with imputed interest rates ranging from 8%-10%. All outstanding principal and accrued and unpaid interest are due and payable at maturity. These loans are secured by certain tangible assets of the Company, include certain financial covenants, and contain subjective acceleration clauses that allow for outstanding amounts under the agreement to become immediately due in the event of a material adverse change in the Company's business condition or change in control. The Company was in compliance with all applicable financial covenants as of December 31, 2023.
The carrying amount of the long-term debt approximates fair value.
Future undiscounted payments for the Company’s financing liabilities as of December 31, 2023 are as follows (in thousands):

Years ending December 31:
2024	$3,799
2025	3,396
2026	1,575
Total future payments	8,770
Less: Imputed interest	(852)
Total long-term debt	$7,918

8.Leases
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
The Company moved from its former office and laboratory facility during the second quarter of 2021, for which the Company’s lease continues through August 2024. The Company determined it would no longer utilize the space and during the year ended December 31, 2022 the Company recognized $0.4 million in impairment expense of certain operating lease right-of-use assets and related leasehold improvements resulting from the discontinued use.
For each of the Company’s facility lease agreements, the Company is responsible for taxes, insurance and maintenance costs.
The components of lease expense are as follows (in thousands):

	For the Years Ended December 31,
	2023	2022
Operating lease cost	1,712	1,626
Variable lease cost	484	434
Short-term lease cost	497	489
	$2,693	$2,549

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Equipment leases
The Company leases certain laboratory equipment under finance leases. Property and equipment includes approximately $4.3 million and $7.0 million of assets under finance leases as of December 31, 2023 and December 31, 2022, respectively. Accumulated depreciation related to assets under finance leases was approximately $3.0 million and $3.1 million as of December 31, 2023 and December 31, 2022, respectively.
Future undiscounted lease payments for the Company’s lease liabilities as of December 31, 2023 are as follows (in thousands):

	Operating leases	Finance leases
2024	$2,202	$665
2025	1,873	82
2026	1,929	—
2027	1,987	—
2028	672	—
Thereafter	—	—
Total future lease payments	8,663	747
Less: Imputed interest	(1,341)	(30)
Present value of lease liabilities	$7,322	$717

Additional information related to the Company’s leases is as follows:

	December 31, 2023	December 31, 2022
Weighted average remaining lease term (in years)
Operating leases	4.1	4.9
Finance leases	0.9	1.6

Weighted average discount rate
Operating leases	8%	8%
Finance leases	8%	8%

9.Commitments and contingencies
As of December 31, 2023, future lease payments are secured by irrevocable standby letters of credit totaling $1.9 million. The irrevocable standby letters of credit are expected to be pledged for the full lease terms which extend through 2024 and 2028 for each of the Company’s facility leases.
The Company is not currently party to any material claims or legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss or a potential range of loss is both probable and reasonably estimable.
10.Stock-based compensation
The Company grants stock options, restricted stock units, and stock appreciation rights (“SARs”) under the 2021 Stock Option and Incentive Plan (“2021 Plan”) as awards to incentivize employee service. On January 1, 2023, the number of shares of common stock reserved for future issuance under the 2021 Plan was increased by 4,620,555 shares pursuant to an automatic annual increase. As of December 31, 2023, 5,082,189 shares were available for future grants under the 2021 Plan. On December 5, 2023, the Company’s Board of Directors approved an inducement equity incentive plan (the “2023 Inducement Plan”) effective January 1, 2024. The maximum aggregate number of shares that may be issued under the 2023 Inducement Plan is 2,500,000 shares of the Company’s common stock.

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Total stock-based compensation expense related to all of the Company’s stock-based awards was recorded in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	For the Years Ended December 31,
	2023	2022
Research and development	$4,604	$4,734
Selling, general and administrative	6,850	7,924
Total stock-based compensation expense	$11,454	$12,658

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

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands $)
Outstanding at December 31, 2022	11,429,399	$4.49	8.4	$2,949
Granted	10,961,227	1.98
Exercised	(556,428)	1.10		373
Canceled/Forfeited	(3,955,829)	3.99
Expired	(773,864)	6.17
Outstanding at December 31, 2023	17,104,505	3.03	8.3	$30,661
Exercisable at December 31, 2023	4,710,013	$3.97	6.4	$7,112
Vested and expected to vest as of December 31, 2023	17,104,505	$3.03	8.3	$30,661

The aggregate intrinsic value of outstanding stock options as of December 31, 2023 was calculated based on the Company’s closing stock price of $4.20 per share as reported on the Nasdaq Global Select Market on such date.
The weighted-average grant date fair value of stock options granted during the years ended December 31, 2023 and 2022 was $1.38 and $3.18, respectively, per share. The aggregate grant date fair value of options vested during the years ended December 31, 2023 and 2022 was $10.2 million and $9.6 million, respectively. As of December 31, 2023, total unrecognized stock-based compensation related to stock options was $20.2 million, which the Company expects to recognize over a remaining weighted average period of 2.7 years.
Determination of fair value
The estimated grant-date fair value of all the Company’s stock options was calculated using the Black-Scholes option pricing model, based on the following assumptions:

For the Years Ended December 31,
	2023	2022
Expected term (in years)	5.2-6.1	5.5-6.1
Volatility	79%-81%	63%-65%
Risk-free interest rate	3.4%-4.7%	1.6%-4.2%
Dividend Yield	—%	—%

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of each stock option was determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment and estimation by management.
Expected Term—The expected term represents the period that stock-based awards are expected to be outstanding. The Company’s stock options have a 10 years contractual term. The Company’s historical option exercise data is limited and did not provide a reasonable basis upon which to estimate an expected term. The expected term for options was derived by using the simplified method which uses the midpoint between the average vesting term and the contractual expiration period of the stock-based award.
Expected Volatility—As the Company does not have sufficient trading history for its common stock, the expected volatility was derived from the historical stock volatilities of comparable peer public companies within the Company’s industry. These companies are considered to be comparable to the Company’s business over a period equivalent to the expected term of the stock-based awards.
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
Restricted stock
Prior to the IPO, the Company issued shares of restricted stock. Shares of restricted stock that do not vest are subject to the Company’s right of repurchase or forfeiture. In connection with its acquisitions of Denovium, Inc. and Totient, Inc., the Company issued restricted shares of common stock that vest over time subject to continued service. Activity for restricted shares is shown below:

Number of shares
Unvested as of December 31, 2022	1,013,308
Forfeitures	(101,030)
Vested	(538,070)
Unvested as of December 31, 2023	374,208

As of December 31, 2023, there was $0.8 million of unrecognized compensation expense related to the outstanding shares of restricted shares expected to be recognized over a remaining weighted-average period of 1.1 years.
Restricted stock units generally vest ratably over a term of 1-4 years. The Company recognizes forfeitures as they occur and uses the straight-line expense recognition method. Activity for restricted stock units is shown below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2022	36,129	$8.27
Granted	2,251,561	1.38
Vested	(21,661)	4.26
Forfeitures	(67,695)	2.86
Unvested as of December 31, 2023	2,198,334	$1.42

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2023 and 2022 was $1.38 and $8.27 per share, respectively. The aggregate grant date fair value of restricted stock units vested during the years ended December 31, 2023 and 2022 was $0.1 million and $0.2 million, respectively. As of December 31, 2023, there was $2.9 million of unrecognized compensation expense related to the outstanding shares of restricted stock units expected to be recognized over a remaining weighted-average period of 2.7 years. Fair value of restricted stock units is calculated based on the Company’s closing stock price per share as reported on the Nasdaq Global Select Market on date of grant.
Stock appreciation rights
In January 2021, the Company issued SARs that are contingent upon a liquidity event that is not probable of occurrence; accordingly, no compensation expense has been recognized for these awards. The aggregate intrinsic value of the 394,736 SARs outstanding as of December 31, 2023 is $1.7 million based on the Company’s closing stock price of $4.20 per share as reported on the Nasdaq Global Select Market on such date.
Under the Company’s 2020 Stock Option and Grant Plan and 2021 Plan, the Company has also granted a limited quantity of cash-settled SARs to certain employees and consultants based outside the United States. As of December 31, 2023, 192,617 of these SARs were outstanding with a weighted average exercise price of $4.36 per share. The fair value is remeasured at the end of each reporting period based on the Company’s stock price, with remeasurements reflected as an adjustment to compensation expense in the consolidated statements of operations and comprehensive loss for such period. As of December 31, 2023, the Company had recognized a less than $0.1 million liability for SARs classified within other long-term liabilities on the consolidated balance sheets. As of December 31, 2022, the Company had no liability for SARs.
Employee stock purchase plan
In July 2021, the Company’s Board of Directors adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”), which was subsequently approved by the Company’s stockholders and became effective in connection with the Company’s initial public offering. The ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions of up to 15% of their regular compensation at a discount of 85% of the fair market value of the Company’s common stock on the first day or last day, whichever is less, of the applicable offering period, subject to any plan limitations. A total of 903,750 shares of common stock were reserved for issuance under the 2021 ESPP. On January 1, 2023, the number of shares of common stock reserved for issuance under the 2021 ESPP was increased by 924,111 shares pursuant to an automatic annual increase. As of December 31, 2023, 1,625,609 shares were available for future purchases under the 2021 ESPP.
11.Fair value measurements
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

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
If quoted prices are not available, then fair values are estimated by using pricing models, quoted prices of assets and liabilities with similar characteristics, or discounted cash flows, within Level 2 of the valuation hierarchy. In cases where Level 1 or Level 2 inputs are not available, the fair values are estimated by using inputs within Level 3 of the hierarchy.
The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Debt Securities:
Money market funds	$1,158	$—	$—	$1,158
U.S. treasury bills	15,929	23,405	—	39,334
Total assets	$17,087	$23,405	$—	$40,492
Liabilities:
Contingent consideration	$—	$—	$12,750	$12,750
Total liabilities	$—	$—	$12,750	$12,750

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Debt Securities:
Money market funds	$5,050	$—	$—	$5,050
Certificates of deposit	27,740	—	—	27,740
U.S. treasury bills	6,860	69,876	—	76,736
Total assets	$39,650	$69,876	$—	$109,526
Liabilities:
Contingent consideration	$—	$—	$12,750	$12,750
Total liabilities	$—	$—	$12,750	$12,750

The following table provides reconciliation for all liabilities measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2023 (in thousands):

	Contingent consideration	Total liabilities
Balance at December 31, 2022	$12,750	$12,750
Change in fair value during 2023	—	—
Balance at December 31, 2023	$12,750	$12,750

The Company reviews trading activity and pricing for its available-for-sale securities as of the measurement date.
The contingent consideration liability is related to the acquisition of Totient, Inc. and is included in accrued expenses on the consolidated balance sheet as of December 31, 2023 and December 31, 2022. The fair value estimate is based on a probability-weighted approach. Changes in fair value of the contingent consideration liability are included within research and development expense on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2022. The contingent consideration of $15.0 million held in escrow shall be paid upon the achievement of the milestone of either entering into agreements

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
meeting certain financial criteria with third parties using, or relating to, Totient technology or the first commercial sale of a Totient product. The contingent consideration held in escrow is included in restricted cash on the consolidated balance sheets as of December 31, 2023 and December 31, 2022.
See Note 2: Summary of significant accounting policies, Note 5: Property and equipment, net, and Note 6: Goodwill and intangibles, net of these notes to our consolidated financial statements for fair value measurements of certain assets and liabilities recorded at fair value on a non-recurring basis. These include the fair value of assets acquired and liabilities assumed in a business combination, and goodwill and other long-lived assets when they are held for sale or determined to be impaired.
There are significant judgments, assumptions and estimates inherent in the determination of the fair value of each of the instruments described above. In the future, depending on the valuation approaches used and the expected timing and weighting of each, the inputs described above, or other inputs, may have a greater or lesser impact on the Company’s estimates of fair value.
12.Employee benefit plan
The Company sponsors a 401(k) tax-deferred savings plan for all U.S. employees who meet certain eligibility requirements. Participants may contribute, on a pre-tax or post-tax basis, a percentage of their annual compensation, not to exceed a maximum contribution amount pursuant to Section 401(k) of the Internal Revenue Code. The Company match is 100% of the employees’ first contribution of 3%, plus 50% of the next 2% of eligible compensation contributed by the employee, up to a maximum Company match of 4% of compensation for each employee. The Company also sponsors a retirement plan for employees of Absci GmbH, the Company’s wholly-owned subsidiary based in Switzerland. The Swiss plan is a government-mandated retirement fund that provides employees with a minimum investment return. The Company contributed $1.2 million and $1.0 million to both plans in the aggregate for the years ended December 31, 2023 and 2022, respectively.
13.Net loss per share
Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	For the Years Ended December 31,
	2023	2022
Numerator:
Net loss	$(110,566)	$(104,904)

Denominator:
Weighted-average common shares outstanding	92,028,016	90,845,629

Net loss per share, basic and diluted	$(1.20)	$(1.15)

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	For the Years Ended December 31,
	2023	2022
Stock options	16,516,387	10,751,992
Restricted stock units	538,095	47,086
Unvested restricted stock	631,340	1,859,446
Employee stock purchase plan	75,795	—

On March 1, 2024, the Company closed the sale of an aggregate of 19,205,000 shares of the Company’s common stock pursuant to its shelf registration statement (see Note 15: Subsequent events).

14.Income taxes
Provision for income taxes:
The Company incurred net losses for the years ended December 31, 2023 and 2022.
The significant components of income tax expense (benefit) are as follows (in thousands):

	Years Ended December 31,
	2023	2022
Current
Federal	$—	$—
State	4	3
Foreign	148	41
Total current	152	44

Deferred expense/(benefit)
Federal	(52)	(505)
State	—	—
Total deferred	(52)	(505)

Total	$100	$(461)

The components of income (loss) before income taxes by tax jurisdiction for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022
United States	$(112,788)	$(105,617)
Foreign	2,322	252
Loss before income taxes	$(110,466)	$(105,365)

The income tax expense (benefit) for the years ended December 31, 2023 and 2022 primarily relate to state taxes and taxes in foreign jurisdictions, offset by the change in valuation allowance.

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The provision for income taxes results in effective tax rates which are different than the federal income tax statutory rate. The following include the nature of the differences for the years ended December 31, 2023 and 2022:

	2023	2022
Statutory federal income tax rate	20.6%	21.0%
State income taxes, net of federal benefits	5.1	5.9
Tax contingencies, net of reversals	(0.5)	(0.6)
Section 162(m) limitation	(0.4)	(0.2)
Stock-based compensation	(1.4)	(0.5)
Research and development credits	1.9	2.4
Return-to-provision	(0.7)	0.6
Change in valuation allowance	(19.8)	(27.1)
Goodwill impairment	(4.1)	—
Deemed foreign inclusion	(0.4)	—
Other	(0.4)	(1.1)
Effective tax rate	(0.1)%	0.4%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income tax purposes.
Significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022
Deferred tax assets:
Net operating losses	$43,952	$32,588
Research and development credits	6,014	3,835
Capitalized research and development expenses	21,867	13,350
Stock-based compensation	3,957	3,498
Lease liability	2,146	2,424
Accrued expenses	537	970
Gross deferred tax assets	78,473	56,665
Less valuation allowance	(61,291)	(39,007)
Total deferred tax assets	17,182	17,658

Deferred tax liabilities:
Property and equipment	(2,139)	(1,971)
Intangibles	(12,880)	(13,800)
Right-of-use lease asset	(2,349)	(2,125)
Gross deferred tax liabilities	(17,368)	(17,896)
Deferred tax liabilities, net	$(186)	$(238)

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2023, the Company has remaining federal net operating losses of $172.3 million and has state net operating loss carryforwards of approximately $123.9 million to offset against future taxable income for state tax purposes. Under the Tax Cuts and Jobs Act of 2017 (“TCJA”), federal net operating losses incurred in 2018 and future years may be carried forward indefinitely, but the deductibility of such federal NOLs is subject to an annual limitation. NOLs generated prior to 2018 are eligible to be carried forward up to 20 years. State net operating losses can be carried forward for 5 to 20 years depending on the jurisdiction and will begin to expire in years 2035-2043. The company also has Federal research credit carryforwards of approximately $8.1 million that will begin to expire in 2039.
In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Evaluating the need for a valuation allowance for deferred tax assets often requires judgment and analysis of all the positive and negative evidence available, including cumulative losses in recent years and projected future taxable income, to determine whether all or some portion of the deferred tax assets will not be realized. As of December 31, 2023, the Company has recorded a full valuation allowance to offset the net deferred tax assets as the Company believes it is not more likely than not that the net deferred tax assets will be fully realizable. The valuation allowance increased $22.3 million during the year ended December 31, 2023 and $28.5 million during the year ended December 31, 2022.
Under the provisions of the Internal Revenue Code, certain substantial changes in the company's ownership may result in a limitation on the amount of net operating loss carryforwards and research and development credit carryforwards which could be utilized annually to offset future taxable income and taxes payable. A formal Section 382 study was not performed through December 31, 2023.
The Company has not recognized withholding tax accrual for the undistributed earnings of its foreign operations as the Company considers these earning to be indefinitely reinvested.
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. The Company had unrecognized tax benefits of $2.1 million as of December 31, 2023 and $1.4 million unrecognized tax benefits as of December 31, 2022.
The Company recognizes penalties and interest related to unrecognized tax benefits as a component of income tax expense. All unrecognized tax benefits would currently not have an impact on the effective rate if recognized.
The following is a reconciliation of the Company’s unrecognized tax benefits (in thousands):

	2023	2022
Balance at January 1	$1,390	$698
Additions Based On Tax Positions Related to Current Year	537	641
Additions Based On Prior Tax Positions	189	51
Balance at December 31	$2,116	$1,390

The Company does not anticipate any significant increases or decreases in its uncertain tax positions within the next twelve months.
As of December 31, 2023 the Company’s statutes of limitations are open for all federal and state years filed after the years ended December 31, 2020 and 2019, respectively. Net operating loss and credit carryforwards from all years are subject to examination and adjustments for the three years following the year in which the carryforwards are utilized. The Company is not currently under Internal Revenue Service or state examination.

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15.Subsequent events
Issuance of shares
On March 1, 2024, the Company closed the sale of an aggregate of 19,205,000 shares of its common stock, pursuant to an underwriting agreement with Morgan Stanley & Co. LLC and Cowen and Company, LLC at a public offering price of $4.50 per share, before underwriting discounts and commissions. The total estimated net proceeds to the Company from the offering are expected to be approximately $80.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on its evaluation, management concluded that our disclosure controls and procedures as of December 31, 2023 were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
(c) Insider Trading Arrangements
During the quarter ended December 31, 2023, none of the Company’s directors or executive officers adopted, modified or terminated a plan or other arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangements under the Exchange Act.
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

The remaining information required under this item is incorporated herein by reference to our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 11. Executive Compensation
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14. Principal Accounting Fees and Services
Our independent public accounting firm is Ernst & Young, LLP, Seattle, WA, PCAOB Auditor ID 42.
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

10.2*#	2021 Stock Option and Incentive Plan and forms of award agreements thereunder.
10.3#	2021 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the Form S-1, File No. 333-257553, filed by Absci Corporation on July 15, 2021 and incorporated herein by reference).
10.4*#	2023 Inducement Plan and forms of award agreements thereunder.

10.5#	Senior Executive Cash Incentive Bonus Plan (filed as Exhibit 10.4 to the Form S-1, File No. 333-257553, filed by Absci Corporation on July 15, 2021 and incorporated herein by reference).
10.6#
Amended and Restated Non-Employee Director Compensation Policy (filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed by Absci Corporation on August 14, 2023 and incorporated herein by reference).

10.7#
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

10.9#
Employment Agreement, by and between Absci GmbH and Andreas Busch, dated as of September 30, 2022 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed by Absci Corporation on August 14, 2023 and incorporated herein by reference).

10.10#
Offer Letter, by and between Absci Corporation and Zachariah Jonasson, dated August 12, 2023 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed by Absci Corporation on November 14, 2023 and incorporated herein by reference).

10.11#
Employment Agreement, by and between Absci Corporation and Zachariah Jonasson, dated August 31, 2023 (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed by Absci Corporation on November 14, 2023 and incorporated herein by reference).

10.12#
Transition Agreement, by and between Absci Corporation and Gregory Schiffman, dated August 14, 2023 (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed by Absci Corporation on November 14, 2023 and incorporated herein by reference).

10.13#
Separation Agreement, by and between Absci Corporation and Sarah Korman, dated August 16, 2023 (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed by Absci Corporation on November 14, 2023 and incorporated herein by reference).

10.14
Lease, by and between the Registrant and Columbia Tech Center, L.L.C., dated as of December 2, 2020, as amended by First Lease Modification Agreement, dated as of March 8, 2021 (filed as Exhibit 10.11 to the Form S-1, File No. 333-257553, filed by Absci Corporation on June 30, 2021 and incorporated herein by reference).

10.15
Sales Agreement, dated June 16, 2023, by and between the Registrant and Cowen and Company, LLC (filed as Exhibit 1.1 to the Current Report on Form 8-K filed by Absci Corporation on June 16, 2023 and incorporated herein by reference).

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Accounting Firm.
24.1*	Power of Attorney (reference is made to the signature page hereto).
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*#	Compensation Recovery Policy of the Registrant.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

ABSCI CORPORATION

Date: March 21, 2024	By:	/s/ Sean McClain
Sean McClain
Founder, CEO (Principal Executive Officer) and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person those signature appears below constitutes and appoints Sean McClain and Zachariah Jonasson, as their true and lawful attorney‑in‑fact and agent, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10‑K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney‑in‑fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she could do in person, hereby ratifying and confirming all that said attorney‑in‑fact and agent, or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 21, 2024	By:	/s/ Sean McClain
Sean McClain
Founder, CEO (Principal Executive Officer) and Director

Date: March 21, 2024	By:	/s/ Zachariah Jonasson
Zachariah Jonasson, Ph.D.
Chief Financial Officer (Principal Financial Officer) and Chief Business Officer

Date: March 21, 2024	By:	/s/ Todd Bedrick
Todd Bedrick
Chief Accounting Officer (Principal Accounting Officer)

Date: March 21, 2024	By:	/s/ Karen McGinnis
Karen McGinnis, C.P.A.
Lead Independent Director

Date: March 21, 2024	By:	/s/ Amrit Nagpal
Amrit Nagpal
Director

Date: March 21, 2024	By:	/s/ Daniel Rabinovitsj
Daniel Rabinovitsj

Director

Date: March 21, 2024	By:	/s/ Frans van Houten
Frans van Houten, MSc
Director

Date: March 21, 2024	By:	/s/ Joseph Sirosh
Joseph Sirosh, PhD
Director

Date: March 21, 2024	By:	/s/ Menelas Pangalos
Prof Sir Menelas Pangalos, PhD
Director