Form 10-Q
period 2024-03-31
Absci Corp
filed 2024-05-14
CIK 1672688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes   ☐     No  ☒
The registrant had outstanding 113,083,669 shares of $0.0001 par value common stock as of April 30, 2024.

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
•our plans and expectations regarding our internal discovery and development, including preclinical and clinical trial timelines, of programs using our platform;
•our expectations and estimates of our expenses, ongoing losses, future revenue, capital requirements and our need for or ability to obtain additional funding before we can expect to generate additional revenue;
•our estimates of the sufficiency of our cash and cash equivalents and short-term investments;
•our calculations and estimates related to the valuation of our intangible assets;
•our ability to establish, maintain or expand collaborations, partnerships or strategic relationships;
•our ability to provide our partners with a full biologic drug discovery and cell line development solution from target to Investigational New Drug application (IND)-ready, including non-standard amino acid incorporation capabilities and the application of artificial intelligence across our Integrated Drug Creation platform;

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
•the effects of the organizational realignment that we announced in September 2023;
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
Trademarks
This Quarterly Report on Form 10-Q contains references to our trademarks and service marks and to those belonging to third parties. Absci’s stylized A logo, Absci®, SoluPro®, Bionic SoluPro®, and SoluPure® are our registered trademarks with the U.S. Patent and Trademark Office. We also use various other trademarks, service marks and trade names in our business, including but not limited to, the Absci AI logo mark, HiPrBind, Bionic proteins, IgDesign,Translating Ideas into Drugs, Integrated Drug Creation, Unlimit with us, Creating drugs at the speed of Ai, Better biologics for patients, faster, Breakthrough therapeutics at the click of a button, for everyone, Denovium, and Denovium Engine. All other trademarks, service marks or trade names referred to in this Quarterly Report on Form 10-Q are the intellectual property of their respective owners. Use of these marks/trade names does not imply affiliation, endorsement, or sponsorship of any kind. Solely for convenience, the trademarks and trade names in this Quarterly Report on Form 10-Q may be referred to with or without the ® and ™ symbols, but references which omit the ® and ™ symbols should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.
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

Part I. Financial Information
Item 1. Financial Statements
ABSCI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except for share and per share data)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$58,831	$72,362
Restricted cash	16,350	16,193
Short-term investments	102,712	25,297
Receivables under development arrangements, net	42	2,189
Prepaid expenses and other current assets	3,863	4,537
Total current assets	181,798	120,578
Operating lease right-of-use assets	4,275	4,490
Property and equipment, net	38,755	41,328
Intangibles, net	47,411	48,253
Restricted cash, long-term	1,126	1,112
Other long-term assets	1,533	1,537
TOTAL ASSETS	$274,898	$217,298
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,653	$1,503
Accrued expenses	15,398	19,303
Long-term debt	3,301	3,258
Operating lease obligations	1,586	1,679
Financing lease obligations	287	641
Deferred revenue	3,063	3,174
Total current liabilities	25,288	29,558
Long-term debt, net of current portion	3,745	4,660
Operating lease obligations, net of current portion	5,296	5,643
Finance lease obligations, net of current portion	29	76
Deferred tax liability, net	175	186
Deferred revenue, long-term	180	966
Other long-term liabilities	78	33
TOTAL LIABILITIES	34,791	41,122
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 112,998,922 and 93,087,675 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	11	9
Additional paid-in capital	668,698	582,699
Accumulated deficit	(428,470)	(406,495)
Accumulated other comprehensive loss	(132)	(37)
TOTAL STOCKHOLDERS' EQUITY	240,107	176,176
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$274,898	$217,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended March 31,
(In thousands, except for share and per share data)	2024	2023
Revenues
Technology development revenue	$898	$1,269
Total revenues	898	1,269
Operating expenses
Research and development	12,236	12,657
Selling, general and administrative	8,744	9,593
Depreciation and amortization	3,416	3,504
Total operating expenses	24,396	25,754
Operating loss	(23,498)	(24,485)
Other income (expense)
Interest expense	(176)	(321)
Other income, net	1,711	1,458
Total other income, net	1,535	1,137
Loss before income taxes	(21,963)	(23,348)
Income tax expense	(12)	(7)
Net loss	$(21,975)	$(23,355)

Net loss per share: Basic and diluted	$(0.22)	$(0.26)

Weighted-average common shares outstanding: Basic and diluted	99,393,333	91,479,452

Comprehensive loss:
Net loss	$(21,975)	$(23,355)
Foreign currency translation adjustments	(47)	(14)
Unrealized (loss) gain on investments	(48)	39
Comprehensive loss	$(22,070)	$(23,330)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except for share and per share data)	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balances - December 31, 2023	93,087,675	$9	$582,699	$(406,495)	$(37)	$176,176
Issuance of common shares, net of issuance costs of $411	19,205,000	2	80,825	—	—	80,827
Issuance of shares under stock plans, net of shares withheld for tax payments	706,247	—	1,630	—	—	1,630
Stock-based compensation	—	—	3,544	—	—	3,544
Foreign currency translation adjustments	—	—	—	—	(47)	(47)
Unrealized gain on investments	—	—	—	—	(48)	(48)
Net loss	—	—	—	(21,975)	—	(21,975)
Balances - March 31, 2024	112,998,922	$11	$668,698	$(428,470)	$(132)	$240,107

(In thousands, except for share and per share data)	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balances - December 31, 2022	92,411,103	$9	$570,454	$(295,929)	$(120)	$274,414
Issuance of shares under stock plans, net of shares withheld for tax payments	171,899	—	229	—	—	229
Stock-based compensation	—	—	2,652	—	—	2,652
Forfeiture of common stock	(101,030)	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	(14)	(14)
Unrealized gain on investments	—	—	—	—	39	39
Net loss	—	—	—	(23,355)	—	(23,355)
Balances - March 31, 2023	92,481,972	$9	$573,335	$(319,284)	$(95)	$253,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
(In thousands)	2024	2023
Cash Flows From Operating Activities
Net loss	(21,975)	(23,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,416	3,504
Deferred income taxes	(11)	(14)
Stock-based compensation	3,590	2,652
Accretion of discount on short-term investments	(631)	(832)
Other	(45)	(338)
Changes in operating assets and liabilities:
Receivables under development arrangements	2,147	247
Prepaid expenses and other current assets	520	1,153
Operating lease right-of-use assets and liabilities	(225)	(201)
Other long-term assets	4	60
Accounts payable	150	(482)
Accrued expenses and other liabilities	(3,905)	(2,427)
Deferred revenue	(898)	(86)
Net cash used in operating activities	(17,863)	(20,119)
Cash Flows From Investing Activities
Purchases of property and equipment	—	(280)
Investment in short-term investments	(97,330)	(69,073)
Proceeds from maturities of short-term investments	20,500	42,000
Proceeds from sales of property and equipment	149	52
Net cash used in investing activities	(76,681)	(27,301)
Cash Flows From Financing Activities
Principal payments on long-term debt	(872)	(662)
Principal payments on finance lease obligations	(401)	(671)
Proceeds from issuance of common stock, net of issuance costs	82,457	229
Net cash provided by (used in) financing activities	81,184	(1,104)
Net decrease in cash, cash equivalents, and restricted cash	(13,360)	(48,524)
Cash, cash equivalents and restricted cash - Beginning of year	89,667	76,842
Cash, cash equivalents, and restricted cash - End of period	$76,307	$28,318

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Property and equipment purchases included in accounts payable	—	126

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
Unaudited interim financial information
The Company prepared its interim condensed consolidated financial statements that accompany these notes in conformity with accounting principles generally accepted in the United States (US GAAP), consistent in all material respects with those applied in its Annual Report on Form 10-K for the year ended December 31, 2023.
The Company has made estimates and judgments affecting the amounts reported in its condensed consolidated financial statements and the accompanying notes. The actual results that the Company experiences may differ materially from its estimates. The interim financial information is unaudited and reflects all normal adjustments that are, in the Company’s opinion, necessary to provide a fair statement of results for the interim periods presented. This report should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 where the Company includes additional information about its critical accounting estimates.
2.Revenue recognition
Contract balances
Contract liabilities are recorded in deferred revenue when cash payments are received or due in advance of the satisfaction of performance obligations. As of March 31, 2024 and December 31, 2023, contract liabilities were $3.2 million and $4.1 million, respectively. During the three months ended March 31, 2024 and 2023, the Company recognized $0.9 million and $0.1 million, respectively, as revenue that had been included in deferred revenue at the beginning of the period.
Concentration Risk
During the three months ended March 31, 2024, two partners represented approximately 99% of total revenue under technology development arrangements. During the three months ended March 31, 2023, one partner represented approximately 93% of total revenue under technology development arrangements.
3.Investments
Cash equivalents, marketable securities and deposits are classified as available-for-sale and are, therefore, recorded at fair value on the condensed consolidated balance sheets, with any unrealized gains and losses reported in accumulated other comprehensive loss, which is reflected as a separate component of stockholders’ equity on the Company’s condensed consolidated balance sheets, until realized. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The amortized cost and fair value of investments are as follows (in thousands):

	March 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Assets
Money market funds	$1,513	$—	$—	$1,513
U.S. treasuries	114,679	—	(46)	114,633
Total	$116,192	$—	$(46)	$116,146
Classified as:
Cash equivalents				$13,434
Short-term investments				102,712
Total				$116,146

	December 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Assets
Money market funds	$1,158	$—	$—	$1,158
U.S. treasuries	39,332	2	—	39,334
Total	$40,490	$2	$—	$40,492
Classified as:
Cash equivalents				$15,195
Short-term investments				25,297
Total				$40,492

Investments held as of March 31, 2024 have a remaining maturity of less than one year. Proceeds from maturities of available for sale securities were $34.6 million and $42.0 million for the three months ended March 31, 2024 and 2023, respectively. Unrealized gains and losses on securities were primarily due to changes in interest rates.
The Company holds a non-marketable equity investment with a carrying value of $1.2 million which is classified as other long-term assets on the condensed consolidated balance sheets.
4.Stock-based compensation
The Company grants stock options, restricted stock units, and stock appreciation rights (“SARs”) under the 2021 Stock Option and Incentive Plan (“2021 Plan”) and the 2023 Inducement Plan (the “2023 Inducement Plan”). On January 1, 2024, the number of shares of common stock reserved for future issuance under the 2021 Plan was increased by 4,654,384 shares pursuant to an automatic annual increase. As of March 31, 2024, 3,667,088 shares were available for future grant under the 2021 Plan. As of March 31, 2024, 2,500,000 shares were available for future grant under the 2023 Inducement Plan.
Total stock-based compensation expense related to all of the Company’s stock-based awards was recorded in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended March 31,
	2024	2023
Research and development	$1,654	$1,193
Selling, general and administrative	1,943	1,473
Total stock-based compensation expense	$3,597	$2,666

Stock options
Stock options generally vest either 25% after one year from the date of the grant with the remainder vesting monthly over the following three-year period or ratably over three years in three equal installments. The Company recognizes forfeitures as they occur and uses the straight-line expense recognition method. Activity for stock options is shown below:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands $)
Outstanding at December 31, 2023	17,104,505	$3.03	8.3	$30,661
Granted	3,970,309	4.38
Exercised	(542,741)	2.68		1,233
Canceled/Forfeited	(225,111)	2.59
Expired	(40,087)	5.11
Outstanding at March 31, 2024	20,266,875	3.31	8.5	$55,369
Exercisable at March 31, 2024	5,926,599	$3.66	7.1	$16,497

The aggregate intrinsic value of outstanding stock options as of March 31, 2024 was calculated based on the Company’s closing stock price of $5.68 per share as reported on the Nasdaq Global Select Market on such date.
The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2024 and 2023 was $3.15 and $1.46, respectively, per share. As of March 31, 2024, total unrecognized stock-based compensation related to stock options was $29.6 million, which the Company expects to recognize over a remaining weighted average period of 2.6 years.
Determination of fair value
The estimated grant-date fair value of all the Company’s stock options was calculated using the Black-Scholes option pricing model, based on the following assumptions:

For the Three Months Ended March 31,
	2024	2023
Expected term (in years)	5.5-6.1	5.3-6.1
Volatility	81%-82%	79%-80%
Risk-free interest rate	3.8%-4.1%	3.4%-4.2%
Dividend Yield	—%	—%

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Restricted stock
In connection with certain business combinations and as compensation for other service relationships, the Company has issued shares of restricted stock that vest over time subject to continued service by the stockholder. Shares of restricted stock that have not yet vested are subject to the Company’s right of repurchase or forfeiture by the stockholder. Activity for restricted shares is shown below:

Number of shares
Unvested as of December 31, 2023	374,208
Vested	(105,336)
Unvested as of March 31, 2024	268,872

As of March 31, 2024, there was $0.6 million of unrecognized compensation expense related to the outstanding shares of restricted stock expected to be recognized over a remaining weighted-average period of 0.9 years.
Restricted stock units subject to time-based vesting generally vest ratably over a term of 1-4 years. The Company recognizes forfeitures as they occur and uses the straight-line expense recognition method. Activity for restricted stock units is shown below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2023	2,198,334	$1.42
Granted	2,426,855	3.62
Vested	(14,326)	2.21
Forfeitures	(61,908)	1.56
Unvested as of March 31, 2024	4,548,955	$2.59

The weighted-average grant date fair value of restricted stock units granted during the three months ended March 31, 2024 was $3.62. The aggregate grant date fair value of restricted stock units vested during the three months ended March 31, 2024 and 2023 was $0.0 million. As of March 31, 2024, there was $11.7 million of unrecognized compensation expense related to the outstanding restricted stock units expected to be recognized over a remaining weighted-average period of 2.0 years. Fair value of restricted stock units subject to time-based vesting is calculated based on the Company’s closing stock price per share as reported on the Nasdaq Global Select Market on the date of grant.
Restricted Stock Unit Award with Market Conditions
In March 2024, the Company granted 1,500,000 performance restricted stock units to its Founder and Chief Executive Officer that contained market conditions (the “2024 Market Award”). Subject to the holder’s continued service, the 2024 Market Award provided for vesting in tranches once the Company’s closing stock price meets or exceeds certain thresholds established by the Company’s Compensation Committee of the Board of Directors. The original grant-date fair value of the 2024 Market Award of $5.5 million was determined using a Monte Carlo simulation model using an expected volatility of 97% and risk-free rate of 4.5%. The stock based compensation expense will be recognized over the derived service period for each tranche over periods up to 1.3 years. As of March 31, 2024, none of the stock price thresholds for the 2024 Market Award had been met resulting in no shares vesting. Any unvested tranches of the 2024 Market Award will expire in March 2027 if the vesting conditions are not met.
Stock appreciation rights
In January 2021, the Company issued SARs that are contingent upon a qualifying liquidity event that continues to not be probable of occurrence; accordingly, no compensation expense has been recognized for these awards. The aggregate intrinsic value of the 394,736 SARs outstanding as of March 31, 2024 is $2.2

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
million based on the Company’s closing stock price of $5.68 per share as reported on the Nasdaq Global Select Market on such date.
Under the Company’s 2020 Stock Option and Grant Plan and 2021 Plan, the Company has also granted a limited quantity of cash-settled SARs to certain employees and consultants based outside the United States. As of March 31, 2024, 197,150 of these SARs were outstanding with a weighted average exercise price of $4.65 per share. The fair value is remeasured at the end of each reporting period based on the Company’s stock price, with remeasurements reflected as an adjustment to compensation expense in the condensed consolidated statements of operations and comprehensive loss for such period. As of March 31, 2024 and as of December 31, 2023, the Company had recognized a less than $0.1 million liability for SARs classified within other long-term liabilities on the condensed consolidated balance sheets.
5.Fair value measurements
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
The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Debt Securities:
Money market funds	$1,513	$—	$—	$1,513
U.S. treasuries	7,715	106,918	—	114,633
Total assets	$9,228	$106,918	$—	$116,146
Liabilities:
Contingent consideration	$—	$—	$12,750	$12,750
Total liabilities	$—	$—	$12,750	$12,750

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Debt Securities:
Money market funds	$1,158	$—	$—	$1,158
U.S. treasuries	15,929	23,405	—	39,334
Total assets	$17,087	$23,405	$—	$40,492
Liabilities:
Contingent consideration	$—	$—	$12,750	$12,750
Total liabilities	$—	$—	$12,750	$12,750

The Company reviews trading activity and pricing for its available-for-sale securities as of the measurement date.
There was no change to the value of liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2024. The contingent consideration liability is related to the acquisition of Totient, Inc. and is included in accrued expenses on the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023. The fair value estimate is based on a probability-weighted approach. The contingent consideration of $15.0 million held in escrow shall be paid upon the achievement of the milestone of either entering into agreements meeting certain financial criteria with third parties using, or relating to, Totient technology or the first commercial sale of a Totient product. The contingent consideration held in escrow is included in restricted cash on the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.
The carrying amount of long-term debt approximates fair value.
There are significant judgments, assumptions and estimates inherent in the determination of the fair value of each of the instruments described above. In the future, depending on the valuation approaches used and the expected timing and weighting of each, the inputs described above, or other inputs, may have a greater or lesser impact on the Company’s estimates of fair value.
6.Net loss per share
Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	For the Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(21,975)	$(23,355)

Denominator:
Weighted-average common shares outstanding	99,393,333	91,479,452

Net loss per share, basic and diluted	$(0.22)	$(0.26)

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
Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares calculated on a weighted-average basis for the period outstanding):

	For the Three Months Ended March 31,
	2024	2023
Stock options	19,326,573	13,770,552
Restricted stock units	2,975,663	34,546
Unvested restricted stock	311,133	876,859
Employee stock purchase plan	102,381	104,576

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
Total revenue was $0.9 million and $1.3 million for the three months ended March 31, 2024 and 2023, respectively, due to timing of project-based milestones achieved and the mix of ongoing programs utilizing our Integrated Drug Creation platform. We incurred a net loss of $22.0 million and $23.4 million for the three months ended March 31, 2024 and 2023, respectively. Research and development expenses decreased by $0.4 million, or 3%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. As of March 31, 2024, we had an accumulated deficit of $428.5 million and cash and cash equivalents and short-term investments totaling $161.5 million.
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
•develop, acquire, in-license or otherwise obtain technologies that enable us to expand our platform capabilities; and
•attract, retain and motivate highly qualified personnel.
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
Key Factors Affecting Our Results of Operations and Future Performance
We believe that our future financial performance will be primarily driven by multiple factors as described below, each of which presents growth opportunities for our business. These factors also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations. Our ability to successfully address these challenges is subject to various risks and uncertainties, including those described in the sections of our Annual Report on Form 10-K for the year ended December 31, 2023 and of this Quarterly Report titled “Risk Factors”.
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

•Create our proprietary asset pipeline: We are in the process of selectively creating our own lead drug candidates and intend to advance them up to value inflection points anywhere from preclinical validation through clinical trials. In some cases we may out-license or transfer drug candidates for clinical advancement by a partner, with the expectation of a greater share in the economics relative to the milestones and royalties we may secure for our core platform technology development licenses.
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

	March 31,	December 31,
	2024	2023
Partners, Cumulative (1)	24	24
Active Programs (2)	16	16

(1) Partners represents the unique number of partners with whom we have executed drug creation agreements. We view this metric as an indication of our ability to execute our business development activities and level of our market penetration.
(2) Active Programs represents drug creation programs that are subject to ongoing technology development activities intended to determine if the program can be pursued by our partner for future clinical development, as well as any program for which our partner obtains and maintains a license to our technology to advance the program after completion of the drug creation phase. There is no assurance, however, that our partners will advance any drug candidates that are currently the subject of Active Programs into further preclinical or clinical development or that our partners will elect to license our technologies upon completion of the drug creation phase in a timely manner, or at all. In light of the inherent risks and uncertainties associated with drug development, we anticipate that our partners may from time to time abandon or terminate the development of one or more drug candidates generated from our platform. As we are notified of such terminations, we will remove the subject programs from our Active Programs count.
As of March 31, 2024, our Active Programs are as follows:

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
We have negotiated license agreements, or expect to negotiate license agreements upon completion of certain drug creation activities, with potential downstream milestone payments and royalties for all Active Programs. We have not negotiated terms for a sufficient number of royalty- and milestone-bearing licenses, however, to enable us to make accurate predictions regarding our potential revenue and financial performance.
Internal Pipeline
Our biologics pipeline reflects our differentiated capabilities in de novo antibody creation, multi-parameteric lead optimization, and reverse immunology. We’re developing a diversified portfolio of programs with a focus on cytokine biology as we scale our Integrated Drug Creation platform and strive to impact millions of lives.
Internal Asset Programs
As of March 31, 2024, we have identified three wholly-owned internal asset programs focusing on cytokine biology as well as several undisclosed internal pipeline programs under evaluation.

Program Name	Target Description
ABS-101	Candidate in IND-enabling studies targeting TL1A in inflammatory bowel disease
ABS-201	Lead and optimization stage for an undisclosed therapeutic target in dermatology
ABS-301	Lead and optimization stage for an undisclosed therapeutic target in immuno-oncology

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
In February 2024, we initiated IND-enabling studies to further evaluate certain properties of ABS-101. Based on these IND-enabling studies, we expect to initiate Phase 1 clinical studies for ABS-101 in early 2025.
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
We expect research and development expenses to increase in absolute dollars over the long term as we enter into additional drug creation partnerships, continue to invest in platform enhancements, and develop and advance our internal asset pipeline.
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
We expect our selling costs to increase in absolute dollars as we continue to grow our business development efforts and increase marketing activities to drive awareness and adoption of our platform. We expect general and administrative expenses to continue to stabilize as we more effectively control costs associated with operating as a public company, including expenses related to complying with legal, accounting and regulatory requirements, maintaining compliance with exchange listing and requirements of the U.S. Securities and Exchange Commission (SEC), director and officer insurance premiums, and engaging in investor relations activities. We expect these expenses to vary from period to period as a percentage of revenue in the near term, and to decrease as a percentage of revenue in the long term.
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
Results of Operations
The results of operations presented below should be reviewed in conjunction with our condensed consolidated financial statements and notes included elsewhere in this Quarterly Report. The following tables set forth our results of operations for the periods presented (In thousands):

	For the Three Months Ended March 31,
	2024	2023
Revenues
Technology development revenue	$898	$1,269
Total revenues	898	1,269
Operating expenses
Research and development	12,236	12,657
Selling, general and administrative	8,744	9,593
Depreciation and amortization	3,416	3,504
Total operating expenses	24,396	25,754
Operating loss	(23,498)	(24,485)
Other income (expense)
Interest expense	(176)	(321)
Other income, net	1,711	1,458
Total other income, net	1,535	1,137
Loss before income taxes	(21,963)	(23,348)
Income tax expense	(12)	(7)
Net loss	$(21,975)	$(23,355)

Comparison of the Three Months Ended March 31, 2024 and 2023
The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (In thousands, except for percentages):
Revenue

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
Revenues
Technology development revenue	$898	$1,269	$(371)	(29)%
Total revenues	$898	$1,269	$(371)	(29)%

Technology development revenue decreased by $0.4 million, or 29%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, driven by a combination of overall program progress, the timing of project-based milestones achieved, and the mix of ongoing programs activity.

Operating expenses
The following table summarizes our operating expenses for the three months ended March 31, 2024 and 2023 (In thousands, except for percentages):

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
Operating expenses
Research and development	$12,236	$12,657	$(421)	(3)%
Selling, general and administrative	8,744	9,593	(849)	(9)%
Depreciation and amortization	3,416	3,504	(88)	(3)%
Total operating expenses	$24,396	$25,754	$(1,358)	(5)%

Research and development
Research and development expenses decreased by $0.4 million, or 3%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily attributable to a decrease in personnel costs of $0.8 million, decreased administrative costs of $0.1 million, offset by a $0.5 million increase in stock-based compensation.
Selling, general and administrative expenses
Selling, general, and administrative expenses decreased by $0.8 million, or 9%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily attributable to a decrease in personnel costs of $0.3 million, decreased insurance and other administrative costs of $1.1 million, offset by a $0.5 million increase in stock-based compensation.
Depreciation and amortization
Depreciation and amortization expense decreased by $0.1 million, or 3%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, remaining relatively consistent between periods.
Other income (expense)
The following table summarizes our other income (expense) for the three months ended March 31, 2024 and 2023 (In thousands, except for percentages):

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
Other income (expense)
Interest expense	$(176)	$(321)	$145	(45)%
Other income, net	1,711	1,458	253	17%
Total other income, net	$1,535	$1,137	$398	35%

Interest expense
Interest expense was $0.2 million for the three months ended March 31, 2024, compared to $0.3 million for the three months ended March 31, 2023, representing a decrease of $0.1 million, or 45%, primarily attributable to decreased finance lease and long-term debt obligations.
Other income, net
Other income, net, was $1.7 million for the three months ended March 31, 2024 compared to $1.5 million for the three months ended March 31, 2023, representing an increase of approximately $0.3 million, or 17%, primarily attributable to increases in investment income from cash, cash equivalents and short-term investments.

Liquidity and Capital Resources
Overview
As of March 31, 2024, we had $161.5 million of cash, cash equivalents and short-term investments.
We have incurred net operating losses since inception. As of March 31, 2024, our accumulated deficit was $428.5 million. To date, we have funded operations through issuances and sales of equity securities and debt, in addition to revenue generated from our drug creation agreements. We believe that our cash, cash equivalents and short-term investments will be sufficient to meet our operating expenses, working capital and capital expenditure needs over at least the next 12 months following the date of this filing.
Our future capital requirements will depend on many factors, including, but not limited to our ability to raise additional capital through equity or debt financing, our ability to successfully secure additional partnerships under contract with new partners and increase the number of programs covered under contracts with existing partners, the successful preclinical and clinical development by our partners of product candidates generated using our Integrated Drug Creation platform, the successful commercialization by our partners of any such product candidates that are approved, and the development of our internal program assets including progress of any IND-enabling studies. If we are unable to execute on our business plan and adequately fund operations, or if our business plan requires a level of spending in excess of cash resources, we may be required to negotiate partnerships in which we receive greater near-term payments at the expense of potential downstream revenue. Alternatively, we may need to seek additional equity or debt financing, which may not be available on terms acceptable to us or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making product acquisitions, making capital expenditures, or declaring dividends. If we are unable to generate sufficient revenue or raise additional capital when desired, our business, financial condition, results of operations and prospects would be adversely affected.
Sources of liquidity
Since our inception, we have financed our operations primarily from the issuance and sale of our redeemable convertible preferred stock, issuances of equity securities, borrowings under long-term debt agreements, and to a lesser extent, cash flow from operations.
Equipment financing
In 2022, we received a total of $12.0 million of proceeds from equipment financing arrangements. Terms of the agreements require monthly payments over 42-48 month periods with imputed interest rates ranging from 8%-10%. As of March 31, 2024, the combined outstanding balance on these agreements is $7.0 million.
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

On March 1, 2024, we closed the sale of an aggregate of 19,205,000 shares of our common stock, pursuant to an underwriting agreement with Morgan Stanley & Co. LLC and Cowen and Company, LLC at a public offering price of $4.50 per share, before underwriting discounts and commissions. We received total net proceeds from the offering of $80.8 million after deducting underwriting discounts and commissions and offering expenses payable by us.
Cash Flows
The following summarizes our cash flows (In thousands):

	For the Three Months Ended March 31,
	2024	2023
Net cash provided by (used in)
Operating activities	(17,863)	(20,119)
Investing activities	(76,681)	(27,301)
Financing activities	81,184	(1,104)
Net decrease in cash, cash equivalents, and restricted cash	$(13,360)	$(48,524)

Cash flows from operating activities
In the three months ended March 31, 2024, net cash used in operating activities was $17.9 million and consisted primarily of a net loss of $22.0 million adjusted for non-cash items, including depreciation and amortization expense of $3.4 million, stock-based compensation of $3.6 million, and a net increase in operating assets and liabilities in the amount of $2.2 million.
In the three months ended March 31, 2023, net cash used in operating activities was $20.1 million and consisted primarily of a net loss of $23.4 million adjusted for non-cash items, including depreciation and amortization expense of $3.5 million, stock-based compensation of $2.7 million, and a net increase in operating assets and liabilities in the amount of $1.7 million.
Cash flows from investing activities
In the three months ended March 31, 2024, net cash used in investing activities was $76.7 million primarily from purchases of short-term investments of $97.3 million, partially offset by cash provided by maturities of short-term investments of $20.5 million.
In the three months ended March 31, 2023, net cash used in investing activities was $27.3 million primarily from purchases of short-term investments of $69.1 million, partially offset by cash provided by maturities of short-term investments of $42.0 million.
Cash flows from financing activities
In the three months ended March 31, 2024, net cash provided by financing activities was $81.2 million. The net cash provided resulted primarily from proceeds of $80.8 million from the issuance of common stock from a public offering and proceeds of $1.6 million from the issuance of common stock from stock option exercises and our 2021 ESPP, partially offset by principal payments of $1.3 million made for financed equipment.
In the three months ended March 31, 2023, net cash used in financing activities was $1.1 million primarily from cash used for principal payments of $1.3 million made for financed equipment and long-term debt, partially offset by proceeds of $0.2 million from the issuance of common stock from option exercises and our 2021 ESPP.
Critical Accounting Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
This report should be read in conjunction with the consolidated financial statements in our 2023 Annual Report on Form 10-K where we include additional information on our business, operating segments, risk factors, critical accounting estimates, policies, and the methods and assumptions used in our estimates, among other important information.
There were no material changes in our critical accounting policies and estimates during the three months ended March 31, 2024.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
There have been no material changes in our reported market risks or risk management policies since the filing of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 21, 2024.
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
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 21, 2024. The risks described in our Annual Report and this Quarterly Report on Form 10-Q are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on the Company. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.
There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 21, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of proceeds
None.
Issuer purchases of equity securities
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c) Insider Trading Arrangements
During the quarter ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a plan or other arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangements under the Exchange Act.
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

10.1*#	Amended and Restated Non-Employee Director Compensation Policy.
10.2#
2023 Inducement Plan and forms of award agreements thereunder (filed as Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2023, filed by Absci Corporation on March 21, 2024 and incorporated herein by reference).

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

ABSCI CORPORATION

Date: May 14, 2024	By:	/s/ Zachariah Jonasson
Zachariah Jonasson, Ph.D.
Chief Financial Officer (Principal Financial Officer) and Chief Business Officer

Date: May 14, 2024	By:	/s/ Todd Bedrick
Todd Bedrick
Chief Accounting Officer (Principal Accounting Officer)