Form 10-Q
period 2024-06-30
Absci Corp
filed 2024-08-14
CIK 1672688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes   ☐     No  ☒
The registrant had outstanding 113,556,334 shares of $0.0001 par value common stock as of July 31, 2024.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our forward-looking statements include, but are not limited to, statements that may relate to our management team’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors”. Forward-looking statements can often be identified by the use of terminology such as “may,” “might,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking. In particular, these forward-looking statements include, but are not limited to:
•our expectations regarding our further development of, successful application of, and the rate and degree of market acceptance of, our Integrated Drug Creation platform, including progress towards fully in silico biologic drug discovery;
•our expectations regarding our ability to leverage our proprietary Integrated Drug Creation platform to shorten preclinical development of biologics;
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
•our ability to manage and grow our business by expanding our relationships with existing partners or introducing our proprietary Integrated Drug Creation platform to new partners and developing drug candidates for our own internal drug discovery efforts;
•our expectations regarding our current and new partners’ continued development of, and ability to commercialize, drug candidates generated utilizing our proprietary Integrated Drug Creation platform;
•our plans and expectations regarding the initiation, timing, progress, results, and cost of our internal discovery, research and development programs, including current and future preclinical and clinical trial timelines, of programs using our proprietary Integrated Drug Creation platform, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, and the period during which the results of the trials will become available;
•our strategy;
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
•our ability to provide our partners with a full drug discovery solution and the application of artificial intelligence across our Integrated Drug Creation platform;
•our ability to obtain, maintain and enforce intellectual property protection for our platform technologies, products, as well as the duration of such protection and our ability to operate our business without infringing on the intellectual property rights of others;
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
These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements, including those set forth under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Should one or more of the risks or uncertainties described in this Quarterly Report on Form 10-Q materialize, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures, or investments we may make or enter into. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report. We qualify all of our forward-looking statements by these cautionary statements.
Except as otherwise indicated, references in this Quarterly Report on Form 10-Q to “Absci,” the “Company,” “we,” “us,” and “our” refer to Absci Corporation and its subsidiaries.
The contents of our website and social media postings, or any other website that may be accessed from our website or social media postings, shall not be deemed incorporated by reference in any filing under the Securities Act.

Part I. Financial Information
Item 1. Financial Statements
ABSCI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except for share and per share data)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$42,936	$72,362
Restricted cash	16,508	16,193
Short-term investments	102,310	25,297
Receivables under development arrangements, net	44	2,189
Prepaid expenses and other current assets	3,388	4,537
Total current assets	165,186	120,578
Operating lease right-of-use assets	4,475	4,490
Property and equipment, net	36,546	41,328
Intangibles, net	46,568	48,253
Restricted cash, long-term	1,141	1,112
Other long-term assets	1,613	1,537
TOTAL ASSETS	$255,529	$217,298
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,694	$1,503
Accrued expenses	16,853	19,303
Long-term debt	3,124	3,258
Operating lease obligations	1,606	1,679
Financing lease obligations	218	641
Deferred revenue	1,972	3,174
Total current liabilities	25,467	29,558
Long-term debt, net of current portion	3,121	4,660
Operating lease obligations, net of current portion	5,257	5,643
Finance lease obligations, net of current portion	6	76
Deferred tax liability, net	175	186
Deferred revenue, long-term	—	966
Other long-term liabilities	15	33
TOTAL LIABILITIES	34,041	41,122
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 113,444,491 and 93,087,675 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	11	9
Additional paid-in capital	674,811	582,699
Accumulated deficit	(453,220)	(406,495)
Accumulated other comprehensive loss	(114)	(37)
TOTAL STOCKHOLDERS' EQUITY	221,488	176,176
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$255,529	$217,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except for share and per share data)	2024	2023	2024	2023
Revenues
Technology development revenue	$1,270	$3,367	$2,168	$4,636
Total revenues	1,270	3,367	2,168	4,636
Operating expenses
Research and development	15,261	12,112	27,497	24,769
Selling, general and administrative	9,346	9,410	18,090	19,003
Depreciation and amortization	3,384	3,498	6,800	7,002
Goodwill impairment	—	21,335	—	21,335
Total operating expenses	27,991	46,355	52,387	72,109
Operating loss	(26,721)	(42,988)	(50,219)	(67,473)
Other income (expense)
Interest expense	(150)	(256)	(326)	(577)
Other income, net	2,121	1,583	3,832	3,041
Total other income, net	1,971	1,327	3,506	2,464
Loss before income taxes	(24,750)	(41,661)	(46,713)	(65,009)
Income tax expense	—	(11)	(12)	(18)
Net loss	$(24,750)	$(41,672)	$(46,725)	$(65,027)

Net loss per share: Basic and diluted	$(0.22)	$(0.45)	$(0.44)	$(0.71)

Weighted-average common shares outstanding: Basic and diluted	112,934,086	91,827,780	106,163,709	91,654,578

Comprehensive loss:
Net loss	$(24,750)	$(41,672)	$(46,725)	$(65,027)
Foreign currency translation adjustments	43	(42)	(4)	(56)
Unrealized (loss) gain on investments	(25)	(9)	(73)	30
Comprehensive loss	$(24,732)	$(41,723)	$(46,802)	$(65,053)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except for share and per share data)	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balances - December 31, 2023	93,087,675	$9	$582,699	$(406,495)	$(37)	$176,176
Issuance of common shares, net of issuance costs of $411	19,205,000	2	80,825	—	—	80,827
Issuance of shares under stock plans, net of shares withheld for tax payments	706,247	—	1,630	—	—	1,630
Stock-based compensation	—	—	3,544	—	—	3,544
Foreign currency translation adjustments	—	—	—	—	(47)	(47)
Unrealized loss on investments	—	—	—	—	(48)	(48)
Net loss	—	—	—	(21,975)	—	(21,975)
Balances - March 31, 2024	112,998,922	$11	$668,698	$(428,470)	$(132)	$240,107
Issuance of shares under stock plans, net of shares withheld for tax payments	483,455	—	760	—	—	760
Stock-based compensation	—	—	5,353	—	—	5,353
Forfeiture of common stock	(37,886)	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	43	43
Unrealized loss on investments	—	—	—	—	(25)	(25)
Net loss	—	—	—	(24,750)	—	(24,750)
Balances - June 30, 2024	113,444,491	$11	$674,811	$(453,220)	$(114)	$221,488

(In thousands, except for share and per share data)	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balances - December 31, 2022	92,411,103	$9	$570,454	$(295,929)	$(120)	$274,414
Issuance of shares under stock plans, net of shares withheld for tax payments	171,899	—	229	—	—	229
Stock-based compensation	—	—	2,652	—	—	2,652
Forfeiture of common stock	(101,030)	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	(14)	(14)
Unrealized gain on investments	—	—	—	—	39	39
Net loss	—	—	—	(23,355)	—	(23,355)
Balances - March 31, 2023	92,481,972	$9	$573,335	$(319,284)	$(95)	$253,965
Issuance of shares under stock plans, net of shares withheld for tax payments	108,621	—	116	—	—	116
Stock-based compensation	—	—	3,041	—	—	3,041
Foreign currency translation adjustments	—	—	—	—	(42)	(42)
Unrealized loss on investments	—	—	—	—	(9)	(9)
Net loss	—	—	—	(41,672)	—	(41,672)
Balances - June 30, 2023	92,590,593	$9	$576,492	$(360,956)	$(146)	$215,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
(In thousands)	2024	2023
Cash Flows From Operating Activities
Net loss	(46,725)	(65,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,800	7,002
Deferred income taxes	(11)	(15)
Stock-based compensation	8,879	5,693
Goodwill impairment	—	21,335
Accretion of discount on short-term investments	(1,843)	(1,646)
Other	—	(615)
Changes in operating assets and liabilities:
Receivables under development arrangements	2,144	(1,584)
Prepaid expenses and other current assets	997	632
Operating lease right-of-use assets and liabilities	(444)	(417)
Other long-term assets	(76)	(78)
Accounts payable	191	(885)
Accrued expenses and other liabilities	(2,450)	(3,803)
Deferred revenue	(2,168)	55
Net cash used in operating activities	(34,706)	(39,353)
Cash Flows From Investing Activities
Purchases of property and equipment	(333)	(536)
Investment in short-term investments	(131,242)	(92,627)
Proceeds from maturities of short-term investments	56,000	135,897
Proceeds from sales of property and equipment	149	117
Net cash (used in) provided by investing activities	(75,426)	42,851
Cash Flows From Financing Activities
Principal payments on long-term debt	(1,673)	(1,407)
Principal payments on finance lease obligations	(494)	(1,262)
Proceeds from issuance of common stock, net of issuance costs	83,217	345
Net cash provided by (used in) financing activities	81,050	(2,324)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(29,082)	1,174
Cash, cash equivalents and restricted cash - Beginning of year	89,667	76,842
Cash, cash equivalents, and restricted cash - End of period	$60,585	$78,016

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Right-of-use assets obtained in exchange for operating lease obligation	433	—
Property and equipment purchases included in accounts payable	—	267
Deferred offering costs included in accounts payable	—	180

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
2.Revenue recognition
Contract balances
Contract liabilities are recorded in deferred revenue when cash payments are received or due in advance of the satisfaction of performance obligations. As of June 30, 2024 and December 31, 2023, contract liabilities were $2.0 million and $4.1 million, respectively. During the three and six months ended June 30, 2024, the Company recognized $1.3 million and $2.2 million, respectively, as revenue that had been included in deferred revenue at the beginning of the period. During the three and six months ended June 30, 2023, the Company recognized $0.3 million and $0.4 million, respectively, as revenue that had been included in deferred revenue at the beginning of the period.
Concentration Risk
During the three and six months ended June 30, 2024, two partners represented 100% of total revenue under technology development arrangements. During the three and six months ended June 30, 2023, two partners represented approximately 94% and 95% of total revenue under technology development arrangements, respectively.
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

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The amortized cost and fair value of investments are as follows (in thousands):

	June 30, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Assets
Money market funds	$5,065	$—	$—	$5,065
U.S. treasuries	102,381	—	(71)	102,310
Total	$107,446	$—	$(71)	$107,375
Classified as:
Cash equivalents				$5,065
Short-term investments				102,310
Total				$107,375

	December 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Assets
Money market funds	$1,158	$—	$—	$1,158
U.S. treasuries	39,332	2	—	39,334
Total	$40,490	$2	$—	$40,492
Classified as:
Cash equivalents				$15,195
Short-term investments				25,297
Total				$40,492

Investments held as of June 30, 2024 have a remaining maturity of less than one year. Proceeds from maturities of available-for-sale securities were $54.5 million and $89.1 million for the three and six months ended June 30, 2024, respectively. Proceeds from maturities of available-for-sale securities were $93.9 million and $135.9 million for the three and six months ended June 30, 2023, respectively. Unrealized gains and losses on securities were primarily due to changes in interest rates.
The Company holds a non-marketable equity investment with a carrying value of $1.2 million which is classified as other long-term assets on the condensed consolidated balance sheets.
4.Stock-based compensation
The Company grants stock options, restricted stock units, and stock appreciation rights (“SARs”) under the 2021 Stock Option and Incentive Plan (“2021 Plan”) and the 2023 Inducement Plan (the “2023 Inducement Plan”). On January 1, 2024, the number of shares of common stock reserved for future issuance under the 2021 Plan was increased by 4,654,384 shares pursuant to an automatic annual increase. As of June 30, 2024, 4,067,972 shares were available for future grant under the 2021 Plan. As of June 30, 2024, 2,500,000 shares were available for future grant under the 2023 Inducement Plan.

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Total stock-based compensation expense related to all of the Company’s stock-based awards was recorded in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	1,913	1,243	$3,567	$2,436
Selling, general and administrative	3,383	1,811	5,326	3,284
Total stock-based compensation expense	$5,296	$3,054	$8,893	$5,720

Stock options
Stock options generally vest either 25% after one year from the date of the grant with the remainder vesting monthly over the following three-year period or ratably over three years in three equal installments. The Company recognizes forfeitures as they occur and uses the straight-line expense recognition method. Activity for stock options is shown below:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands $)
Outstanding at December 31, 2023	17,104,505	$3.03	8.3	$30,661
Granted	4,426,161	4.47
Exercised	(1,012,429)	2.19		2,433
Canceled/Forfeited	(972,742)	3.10
Expired	(58,035)	5.48
Outstanding at June 30, 2024	19,487,460	3.39	8.3	$12,872
Exercisable at June 30, 2024	6,424,248	$3.69	6.9	$5,165

The aggregate intrinsic value of outstanding stock options as of June 30, 2024 was calculated based on the Company’s closing stock price of $3.08 per share as reported on the Nasdaq Global Select Market on such date.
The weighted-average grant date fair value of stock options granted during the three and six months ended June 30, 2024 was $3.78 and $3.22, respectively, per share. The weighted-average grant date fair value of stock options granted during the three and six months ended June 30, 2023 was $1.18 and $1.44, respectively, per share. As of June 30, 2024, total unrecognized stock-based compensation related to stock options was $26.7 million, which the Company expects to recognize over a remaining weighted average period of 2.4 years.
Determination of fair value
The estimated grant-date fair value of all the Company’s stock options was calculated using the Black-Scholes option pricing model, based on the following assumptions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Expected term (in years)	5.5-6.1	5.5-6.1	5.5-6.1	5.3-6.1
Volatility	82%-83%	80%	81%-83%	79%-80%
Risk-free interest rate	4.3%-4.6%	3.5%-4.0%	3.8%-4.6%	3.4%-4.2%
Dividend Yield	—%	—%	—%	—%

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

Number of shares
Unvested as of December 31, 2023	374,208
Forfeitures	(37,886)
Vested	(179,120)
Unvested as of June 30, 2024	157,202

As of June 30, 2024, there was $0.4 million of unrecognized compensation expense related to the outstanding shares of restricted stock expected to be recognized over a remaining weighted-average period of 0.6 years.
Restricted stock units
Restricted stock units subject to time-based vesting generally vest ratably over a term of 1-4 years. The Company recognizes forfeitures as they occur and uses the straight-line expense recognition method. Activity for restricted stock units is shown below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2023	2,198,334	$1.42
Granted	2,480,085	3.96
Vested	(28,650)	2.21
Forfeitures	(205,738)	1.40
Unvested as of June 30, 2024	4,444,031	$2.83

The weighted-average grant date fair value of restricted stock units granted during the three and six months ended June 30, 2024 was $5.03 and $3.96, respectively, per share. The aggregate grant date fair value of restricted stock units vested during the three and six months ended June 30, 2024 and 2023 was less than $0.1 million. As of June 30, 2024, there was $9.7 million of unrecognized compensation expense related to the outstanding restricted stock units expected to be recognized over a remaining weighted-average period of 1.7 years. Fair value of restricted stock units subject to time-based vesting is calculated based on the Company’s closing stock price per share as reported on the Nasdaq Global Select Market on the date of grant.
Restricted stock unit award with market conditions
In March 2024, the Company granted 1,500,000 performance restricted stock units to its Founder and Chief Executive Officer that contained market conditions (the “2024 Market Award”). Subject to the holder’s continued service, the 2024 Market Award provided for vesting in tranches once the Company’s closing stock price meets or exceeds certain thresholds established by the Company’s Compensation Committee of the Board of Directors. The original grant-date fair value of the 2024 Market Award of $5.5 million was determined using a Monte Carlo simulation model using an expected volatility of 97% and risk-free rate of 4.5%. The stock based compensation expense will be recognized over the derived service period for each tranche over periods up to 1.3 years. As of June 30, 2024, none of the stock price thresholds for the 2024

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Market Award had been met resulting in no shares vesting. Any unvested tranches of the 2024 Market Award will expire in March 2027 if the vesting conditions are not met.
Stock appreciation rights
In January 2021, the Company issued SARs that are contingent upon a qualifying liquidity event that continues to not be probable of occurrence; accordingly, no compensation expense has been recognized for these awards. The aggregate intrinsic value of the 394,736 SARs outstanding as of June 30, 2024 is $1.2 million based on the Company’s closing stock price of $3.08 per share as reported on the Nasdaq Global Select Market on such date.
Under the Company’s 2020 Stock Option and Grant Plan and 2021 Plan, the Company has also granted a limited quantity of cash-settled SARs to certain employees and consultants based outside the United States. As of June 30, 2024, 195,000 of these SARs were outstanding with a weighted average exercise price of $4.64 per share. The fair value is remeasured at the end of each reporting period based on the Company’s stock price, with remeasurements reflected as an adjustment to compensation expense in the condensed consolidated statements of operations and comprehensive loss for such period. As of June 30, 2024 and as of December 31, 2023, the Company had recognized a less than $0.1 million liability for SARs classified within other long-term liabilities on the condensed consolidated balance sheets.
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

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Debt Securities:
Money market funds	$5,065	$—	$—	$5,065
U.S. treasuries	12,657	89,653	—	102,310
Total assets	$17,722	$89,653	$—	$107,375
Liabilities:
Contingent consideration	$—	$—	$12,750	$12,750
Total liabilities	$—	$—	$12,750	$12,750

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Debt Securities:
Money market funds	$1,158	$—	$—	$1,158
U.S. treasuries	15,929	23,405	—	39,334
Total assets	$17,087	$23,405	$—	$40,492
Liabilities:
Contingent consideration	$—	$—	$12,750	$12,750
Total liabilities	$—	$—	$12,750	$12,750

The Company reviews trading activity and pricing for its available-for-sale securities as of the measurement date.
There was no change to the value of liabilities measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2024. The contingent consideration liability is related to the acquisition of Totient, Inc. and is included in accrued expenses on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023. The fair value estimate is based on a probability-weighted approach. The contingent consideration of $15.0 million held in escrow shall be paid upon the achievement of the milestone of either entering into agreements meeting certain financial criteria with third parties using, or relating to, Totient technology or the first commercial sale of a Totient product. The contingent consideration held in escrow is included in restricted cash on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023.
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

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6.Net loss per share
Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(24,750)	$(41,672)	$(46,725)	$(65,027)

Denominator:
Weighted-average common shares outstanding	112,934,086	91,827,780	106,163,709	91,654,578

Net loss per share, basic and diluted	$(0.22)	$(0.45)	$(0.44)	$(0.71)

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
Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares calculated on a weighted-average basis for the period outstanding):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	20,073,096	17,200,138	19,699,835	15,494,819
Restricted stock units	4,488,473	22,415	3,732,068	28,447
Unvested restricted stock	186,069	706,279	248,601	791,097
Employee stock purchase plan	37,281	63,299	69,831	83,823
Total	24,784,919	17,992,131	23,750,335	16,398,186

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
Antibody-based therapeutics represent an extraordinary medical and economic opportunity, yet the biopharmaceutical industry faces significant challenges in bringing these life-changing medicines to patients. Our proprietary Integrated Drug Creation platform is designed to improve upon traditional biologic drug discovery by using AI to simultaneously optimize multiple drug characteristics that may be important to development and therapeutic benefit. This has the potential to significantly shorten time to clinic and increase the probability of success. Our approach expands the possibilities in biopharmaceuticals — shifting from a paradigm of drug discovery to drug creation — with the goal of bringing best-in-class and first-in-class antibody therapeutics to the patients who need them.
Generative AI depends on massive training datasets to generate quality results. For example, GPT-4, a well-known generative AI model, was trained on data at scale readily available through public sources such as the internet. Small molecule drugs’ simpler structures allows the synthesis and screening of million-member chemical libraries, which can then provide training data for generative AI models. In contrast, using AI models to design biologic drugs is more challenging because biologic drugs are inherently more complex and the existing biological datasets are much smaller, meaning there is less training data available for developing highly predictive AI models. Biologic drugs, however, tend to be more selective than small molecules and may generally provide better safety profiles in patients. Hence, building large training data sets for biologic drugs interactions offers the potential for AI models to design highly specific, safe therapeutics for a wide variety of disease targets less addressable by small molecules.
Our AI models accelerate the design and optimization of potential biologic drug candidates, including for example, antibody drug candidates, with potentially novel, best-in-class attributes. We then use our proprietary wet lab assays to validate those drug candidates at scale. This combination of in silico modeling with wet lab testing allows us to generate immense real-world datasets that we harness to train and refine our deep learning models.
Through iterative AI predictions, wet lab validation, and AI training we enable a virtuous cycle that we believe will accelerate us toward fully in silico biologic drug discovery. With the data to learn, the AI to create, and the wet lab to validate, Absci can create billions of biologic drug designs, including, for example, antibody designs, and screen millions of ranked sequences in weeks, allowing us to go from AI-designed candidates to wet lab-validated candidates in as little as six weeks. Our unique Integrated Drug Creation platform has the potential to significantly shorten preclinical development timelines from 5-7 years in benchmarked timelines to 18-24 months, enabling us to build a strong pipeline of both partnered and wholly-owned drug candidates that can expand therapeutic possibilities.
Our business model is to use our platform technology, including our Integrated Drug Creation platform, for rapid creation of drug candidates. The cornerstone of this business model lies in the potential for diversification of risk and return on investment. We aim to achieve this by:
Establishing partnerships with stakeholders in the drug discovery and development life cycle: We create drug candidates with partners, including pharmaceutical and biotechnology companies, providing us with the opportunity to participate in the future success of the drug candidates generated utilizing our platform. We structure partnerships to reflect the needs of the program and contributions from each partner. These partnerships may provide us with potential upfront payments, clinical and commercial milestones, and royalties on net sales or may take the form of programs where both parties contribute to discovery and development activities in which costs and downstream economic potential are shared based on the parties’ respective ongoing program participation. We aim to assemble economic interests in a diversified portfolio of partnered pipeline assets of drug candidates across diverse indications.

Developing our own proprietary asset pipeline: We also aim to create our own internal pipeline comprising drug candidates across diverse indications. With the ability to identify targets and develop potential best-in-class assets, we intend to develop promising drug candidates to value inflection points, anywhere from preclinical validation through clinical trials, before partnering or selling them. We may enter into clinical trials and/or manufacturing partnerships to advance specific assets to target such value inflection points.
We balance the portfolio between partnered programs that broaden our reach into diverse indications with a variety of economic structures and internal programs for which we have more control and the potential for partnerships or asset sales that provide greater economic returns.
Total revenue was $1.3 million and $2.2 million for the three and six months ended June 30, 2024, respectively, and $3.4 million and $4.6 million for the three and six months ended June 30, 2023, respectively, due to timing of project-based milestones achieved and the mix of ongoing programs utilizing our Integrated Drug Creation platform. We incurred a net loss of $24.8 million and $46.7 million for the three and six months ended June 30, 2024, respectively, compared to a net loss of $41.7 million and $65.0 million for the three and six months ended June 30, 2023, respectively, which include a non-cash goodwill impairment charge in the amount of $21.3 million recorded during the quarter ended June 30, 2023. Research and development expenses increased by $2.7 million, or 11%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. As of June 30, 2024, we had an accumulated deficit of $453.2 million and cash and cash equivalents and short-term investments totaling $145.2 million.
We expect to continue to incur significant expenses in connection with our ongoing activities, including as we:
•develop our internal pipeline of drug candidates across diverse indications, including the advancement of these candidates through preclinical and clinical development;
•continue to engage in discovery, research and development efforts and scale our activities to meet potential demand from both new and existing partners at a reasonable cost;
•execute an effective business development strategy to drive adoption of our Integrated Drug Creation platform by new and existing partners;
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
•Develop our internal pipeline: We are in the process of selectively creating our own drug candidates and intend to advance them to value inflection points anywhere from preclinical validation through to clinical trials prior to out-licensing for further clinical advancement by a partner or other third party.
•Establish new partnerships: Our potential to grow revenue and long-term earnings will require us to successfully identify, establish and maintain collaborations with new and existing partners, including through drug creation partnerships and further clinical development of our internal programs for drug candidates.

•Successfully complete our drug creation activities with partners and enter into licensing arrangements: Our business model relies upon entering into licensing arrangements with our partners to advance the drug candidates we generate through preclinical validation and clinical trials thru to commercialization. Both our ability to successfully complete drug creation activities to meet the needs of a partner, and the partner’s prioritization of the relevant program, impact the likelihood and timing of any election by a partner to enter into a follow-on licensing arrangement. There is no assurance that a partner will elect to license our technology for the development of any drug candidates.
•Developing and commercializing the drug candidates generated with our proprietary Integrated Drug Creation technology: Our business model is dependent on the eventual progression of drug candidates discovered or initially developed utilizing our Integrated Drug Creation platform into clinical trials by us or our partners and through commercialization by our partners or other third parties. Given the nature of our relationships with our partners, we often do not fully control the progression, clinical development, regulatory strategy, public disclosure or eventual commercialization, if approved, of our partnered product candidates. As a result, our future success and our potential eligibility to receive milestone payments and royalties are significantly dependent on our partners’ efforts over which we have no control. The timing and scope of any approval that may be required by the U.S. Food and Drug Administration (FDA), or any other regulatory body, for drugs that are developed based on molecules discovered and/or manufactured using our Integrated Drug Creation platform technologies can significantly impact our results of operations and future performance.
•Continued significant investments in our research and development of new technologies and platform technology expansion: We are seeking to further refine and expand our proprietary platform technology and the scope of our capabilities, which may or may not be successful. This includes, but is not limited to, novel target identification, de novo discovery, incorporation of non-standard amino acids (Bionic protein creation), and application of artificial intelligence across our Integrated Drug Creation platform. We may also invest significantly in developing our clinical trials. We expect to incur significant expenses to advance our discovery, research and development efforts or to invest in and/or acquire complementary technologies, but these efforts may not be successful.
•Drive commercial adoption of our proprietary Integrated Drug Creation platform capabilities: Driving the adoption of our Integrated Drug Creation platform across existing and new markets will require significant investment. We plan to further invest in research and development to support the expansion of our platform capabilities, including capabilities to discover and validate new drug candidates for existing partners or help expand the capabilities of our platform to support new markets.
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

(2) Active Programs represents drug candidate creation programs that are subject to ongoing development activities intended to determine if the program can be pursued by our partner for future preclinical or clinical development, as well as any program for which our partner obtains and maintains a license to our technology to advance such program after completion of the drug creation phase. There is no assurance, however, that our partners will advance any drug candidates that are currently the subject of Active Programs into further preclinical or clinical development or that our partners will elect to license our technologies upon completion of the drug creation phase in a timely manner, or at all. In light of the inherent risks and uncertainties associated with drug development, we anticipate that our partners may from time to time abandon or terminate the development of one or more drug candidates generated from our platform. As we are notified of such terminations, we will remove the subject programs from our Active Programs count.
As of June 30, 2024, our Active Programs are as follows:

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

Our proprietary Integrated Drug Creation platform is primarily utilized in our partnerships for drug candidate creation across diverse indications using AI to simultaneously optimize multiple drug characteristics that may be important to future development and/or therapeutic benefit. One of our Active Programs with an undisclosed partner is leveraging our proprietary Integrated Drug Creation platform to optimize pharmacokinetic properties for a Phase II candidate and one of our Active Programs with an undisclosed partner is leveraging our proprietary Integrated Drug Creation platform. We also have three Active Programs focused on our legacy model of developing production cell lines for drug candidates that our partners are developing. Two of these legacy cell line development Active Programs are in preclinical development and one is in Phase 3 clinical development (PhaseBio Pharmaceuticals’ drug candidate, Bentracimab, which was acquired by SFJ Pharmaceuticals, Inc. in January 2023).
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
Internal Pipeline
Our internal pipeline reflects our differentiated capabilities in de novo antibody creation, multi-parameteric lead optimization, and reverse immunology. We are developing a diversified portfolio of programs with a focus on cytokine biology as we scale our Integrated Drug Creation platform and strive to impact millions of lives.
As of June 30, 2024, we have identified three wholly-owned internal pipeline programs focusing on cytokine biology, as well as several other undisclosed pipeline programs under evaluation.

Program Name	Target Description
ABS-101	Candidate in IND-enabling studies targeting TL1A in inflammatory bowel disease
ABS-201	Lead and optimization stage for an undisclosed therapeutic target in dermatology
ABS-301	Lead and optimization stage for an undisclosed therapeutic target in immuno-oncology

We are aware of clinical stage assets targeting TL1A that are being developed by third parties, including Merck, Roche, and Sanofi. For purposes of comparing the potential clinical attributes of drug candidates in our ABS-101 program to certain of these other competitive clinical stage assets, we generated putative molecules and performed a head-to-head preclinical comparison against several of our drug candidates in our ABS-101 program. In these preclinical studies, ABS-101 candidates exhibited attributes consistent with a potentially superior product profile by demonstrating equal or superior potency data from multiple biophysical and cellular assays, in addition to improved developability properties. Further preclinical studies demonstrated ABS-101 candidates' abilities to bind both the TL1A monomer and trimer, which could potentially lead to differentiated clinical efficacy. We believe these attributes support the program’s potential to create an efficacious candidate conducive to subcutaneous dosing. Furthermore, in vitro and preliminary in vivo PK studies demonstrated the potential for extended half-life, supporting the objective for significantly improved dosing intervals. While we are encouraged by these preclinical results, we cannot assure you that similar results will be observed in clinical studies of ABS-101. Additionally, while we endeavored to create molecules with the same attributes as those of competitive product candidates under development, we cannot assure that the molecules we created are similar or better than those being developed by our competitors, nor can we assure that direct comparisons of our clinical product candidate to those of our competitors will produce similar results.
In February 2024, we initiated IND-enabling studies to further evaluate certain properties of ABS-101. Based on these IND-enabling studies, we expect to initiate Phase 1 clinical studies for ABS-101 in early 2025, subject to clearance of an IND or equivalent regulatory filing.
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
We expect that our revenue will fluctuate from period to period due to, for example, the timing of executing additional partnerships, the contractual structure of future partnerships, the uncertainty of the timing of milestone achievements and dependence on our partners’ program-related decisions. We expect revenue to increase over time as we grant licenses to our partners for the clinical and commercial use of intellectual property rights to the biological assets we create, and as the partnered program product candidates advance into and through clinical development and commercialization.
Operating Expenses
Research and development
Research and development expenses include the cost of materials, third-party vendor services, personnel-related costs (comprised of salaries, benefits and share-based compensation), consulting fees, equipment, certain information technology costs and allocated facility costs. These expenses are exclusive of depreciation and amortization. Research and development activities consist of continued development of our Integrated Drug Creation platform, internal pipeline, and drug creation for partners. We derive improvements to our platform from each type of activity. Research and development efforts apply to our platform broadly and across programs.
We expect research and development expenses to increase in absolute dollars over the long term as we develop and advance our internal asset pipeline, enter into additional drug creation partnerships, and continue to invest in platform enhancements.
Selling, general, and administrative
Selling, general, and administrative expenses include personnel-related costs (comprised of salaries, benefits and share-based compensation) for executive, business development, legal, finance, human resources, information technology and other administrative functions. Business development expenses include costs associated with attending conferences and other promotion efforts of our Integrated Drug Creation platform. General and administrative expenses include certain professional service expenses such as, external legal, accounting, and other consultants, as well as certain information technology costs and allocated facility costs. These expenses are exclusive of depreciation and amortization.
We expect our selling costs to increase in absolute dollars as we continue to grow our business development efforts to drive awareness and adoption of our platform. As we grow our operations, we expect personnel-related costs to increase in absolute dollars and we expect to actively manage other general and administrative expenses. We expect these expenses to vary from period to period as a percentage of revenue in the near term, and to decrease as a percentage of revenue in the long term.
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
Results of Operations
The results of operations presented below should be reviewed in conjunction with our condensed consolidated financial statements and notes included elsewhere in this Quarterly Report. The following tables set forth our results of operations for the periods presented (In thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Technology development revenue	$1,270	$3,367	$2,168	$4,636
Total revenues	1,270	3,367	2,168	4,636
Operating expenses
Research and development	15,261	12,112	27,497	24,769
Selling, general and administrative	9,346	9,410	18,090	19,003
Depreciation and amortization	3,384	3,498	6,800	7,002
Goodwill impairment	—	21,335	—	21,335
Total operating expenses	27,991	46,355	52,387	72,109
Operating loss	(26,721)	(42,988)	(50,219)	(67,473)
Other income (expense)
Interest expense	(150)	(256)	(326)	(577)
Other income, net	2,121	1,583	3,832	3,041
Total other income, net	1,971	1,327	3,506	2,464
Loss before income taxes	(24,750)	(41,661)	(46,713)	(65,009)
Income tax expense	—	(11)	(12)	(18)
Net loss	$(24,750)	$(41,672)	$(46,725)	$(65,027)

Comparison of the Three and Six Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations for the three and six months ended June 30, 2024 and 2023 (In thousands, except for percentages):
Revenue

	For the Three Months Ended June 30,
	2024	2023	$ Change	% Change
Revenues
Technology development revenue	$1,270	$3,367	$(2,097)	(62)%
Total revenues	$1,270	$3,367	$(2,097)	(62)%

	For the Six Months Ended June 30,
	2024	2023	$ Change	% Change
Revenues
Technology development revenue	$2,168	$4,636	$(2,468)	(53)%
Total revenues	$2,168	$4,636	$(2,468)	(53)%

Technology development revenue decreased by $2.1 million, or 62% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 and decreased by $2.5 million, or 53%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, driven by a combination of overall program progress, the timing of project-based milestones achieved, and the mix of ongoing program activity.
Operating expenses
The following table summarizes our operating expenses for the three and six months ended June 30, 2024 and 2023 (In thousands, except for percentages):

	For the Three Months Ended June 30,
	2024	2023	$ Change	% Change
Operating expenses
Research and development	$15,261	$12,112	$3,149	26%
Selling, general and administrative	9,346	9,410	(64)	(1)%
Depreciation and amortization	3,384	3,498	(114)	(3)%
Goodwill impairment	—	21,335	(21,335)	100%
Total operating expenses	$27,991	$46,355	$(18,364)	(40)%

	For the Six Months Ended June 30,
	2024	2023	$ Change	% Change
Operating expenses
Research and development	$27,497	$24,769	$2,728	11%
Selling, general and administrative	18,090	19,003	(913)	(5)%
Depreciation and amortization	6,800	7,002	(202)	(3)%
Goodwill impairment	—	21,335	(21,335)	100%
Total operating expenses	$52,387	$72,109	$(19,722)	(27)%

Research and development
Research and development expenses increased by $3.1 million, or 26%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily attributable to an increase in lab operations costs, including direct costs associated with IND-enabling studies for ABS-101, of $2.3 million, an increase in stock-based compensation of $0.7 million, an increase in administrative costs of $0.1 million, and an increase in personnel costs of less than $0.1 million.
Research and development expenses increased by $2.7 million, or 11%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily attributable to an increase in lab operations costs of $2.3 million, an increase in stock-based compensation of $1.1 million, offset by a decrease in personnel costs of $0.7 million.
Selling, general and administrative expenses
Selling, general, and administrative expenses decreased by $0.1 million, or 1%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was primarily attributable to decreased insurance and other administrative costs of $1.0 million, a decrease in personnel costs of $0.6 million, offset by an increase in stock-based compensation of $1.6 million.
Selling, general, and administrative expenses decreased by $0.9 million, or 5%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily attributable to decreased insurance and other administrative costs of $2.1 million, a decrease in personnel costs of $0.9 million, offset by a $2.0 million increase in stock-based compensation.
Depreciation and amortization
Depreciation and amortization expense decreased by $0.1 million, or 3% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 and decreased by $0.2 million, or 3%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, remaining relatively consistent between periods.
Goodwill impairment
We performed a quantitative impairment evaluation of goodwill as of June 30, 2023 and recorded an impairment charge in the amount of $21.3 million.
Other income (expense)
The following table summarizes our other income (expense) for the three and six months ended June 30, 2024 and 2023 (In thousands, except for percentages):

	For the Three Months Ended June 30,
	2024	2023	$ Change	% Change
Other income (expense)
Interest expense	$(150)	$(256)	$106	(41)%
Other income, net	2,121	1,583	538	34%
Total other income, net	$1,971	$1,327	$644	49%

	For the Six Months Ended June 30,
	2024	2023	$ Change	% Change
Other income (expense)
Interest expense	$(326)	$(577)	$251	(44)%
Other income, net	3,832	3,041	791	26%
Total other income, net	$3,506	$2,464	$1,042	42%

Interest expense
Interest expense was $0.2 million for the three months ended June 30, 2024, compared to $0.3 million for the three months ended June 30, 2023, representing a decrease of $0.1 million, or 41% and $0.3 million for the six months ended June 30, 2024, compared to $0.6 million for the six months ended June 30, 2023, representing a decrease of $0.3 million, or 44%, primarily attributable to decreased finance lease and long-term debt obligations.

Other income, net
Other income, net, was $2.1 million for the three months ended June 30, 2024, compared to $1.6 million for the three months ended June 30, 2023, representing an increase of $0.5 million, or 34% and $3.8 million for the six months ended June 30, 2024 compared to $3.0 million for the six months ended June 30, 2023, representing an increase of approximately $0.8 million, or 26%, primarily attributable to increases in investment income from cash, cash equivalents and short-term investments due to higher balances and interest rates.
Liquidity and Capital Resources
Overview
As of June 30, 2024, we had $145.2 million of cash, cash equivalents and short-term investments.
We have incurred net operating losses since inception. As of June 30, 2024, our accumulated deficit was $453.2 million. To date, we have funded operations through issuances and sales of equity securities and debt, in addition to revenue generated from our drug creation agreements. We believe that our cash, cash equivalents and short-term investments will be sufficient to meet our operating expenses, working capital and capital expenditure needs over at least the next 12 months following the date of this filing.
Our future capital requirements will depend on many factors, including, but not limited to our ability to raise additional capital through equity or debt financing, the development of our internal program assets including the progress and strategy of any pre-clinical and clinical activities, our ability to successfully secure additional partnerships under contract with new partners and increase the number of programs covered under contracts with existing partners, the advancement of technology development activities with existing and future partners, the successful preclinical and clinical development by us and our partners of product candidates generated using our Integrated Drug Creation platform, and the successful commercialization by us and our partners of any such product candidates that are approved. If we are unable to execute on our business plan and adequately fund operations, or if our business plan requires a level of spending in excess of cash resources, we may be required to change our strategies related to pre-clinical and clinical development and our approach to negotiating partnerships. Alternatively, we may need to seek additional equity or debt financing, which may not be available on terms acceptable to us or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making product acquisitions, making capital expenditures, or declaring dividends. If we are unable to generate sufficient revenue or raise additional capital when desired, our business, financial condition, results of operations and prospects would be adversely affected.
Sources of liquidity
Since our inception, we have financed our operations primarily from the issuance and sale of our redeemable convertible preferred stock, issuances of equity securities, borrowings under long-term debt agreements, and to a lesser extent, cash flow from operations.
Equipment financing
In 2022, we received a total of $12.0 million of proceeds from equipment financing arrangements. Terms of the agreements require monthly payments over 42-48 month periods with imputed interest rates ranging from 8%-10%. As of June 30, 2024, the combined outstanding balance on these agreements is $6.2 million.
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

On June 16, 2023, we entered into a Sales Agreement with Cowen and Company, LLC, as Sales Agent, with respect to an “at the market offering” program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, par value $0.0001 per share, having an aggregate offering price of up to $100.0 million through the Sales Agent. We will pay the Sales Agent a commission up to 3.0% of the gross sales proceeds of any shares sold under the Sales Agreement. As of June 30, 2024, we have not issued any securities or received any proceeds from the sale of any securities registered pursuant to the Sales Agreement. There can be no assurance that any financing will be available on terms acceptable to us.
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
Cash Flows
The following summarizes our cash flows (In thousands):

	For the Six Months Ended June 30,
	2024	2023
Net cash provided by (used in)
Operating activities	(34,706)	(39,353)
Investing activities	(75,426)	42,851
Financing activities	81,050	(2,324)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(29,082)	$1,174

Cash flows from operating activities
In the six months ended June 30, 2024, net cash used in operating activities was $34.7 million and consisted primarily of a net loss of $46.7 million adjusted for non-cash items, including depreciation and amortization expense of $6.8 million, stock-based compensation of $8.9 million, and a net increase in operating assets and liabilities in the amount of $1.8 million.
In the six months ended June 30, 2023, net cash used in operating activities was $39.4 million and consisted primarily of a net loss of $65.0 million adjusted for non-cash items, including depreciation and amortization expense of $7.0 million, stock-based compensation of $5.7 million, goodwill impairment of $21.3 million, and a net increase in operating assets and liabilities in the amount of $6.1 million.
Cash flows from investing activities
In the six months ended June 30, 2024, net cash used in investing activities was $75.4 million primarily from purchases of short-term investments of $131.2 million, partially offset by cash provided by maturities of short-term investments of $56.0 million.
In the six months ended June 30, 2023, net cash provided by investing activities was $42.9 million primarily from maturities of short-term investments of $135.9 million, partially offset by cash used for purchases of short-term investments of $92.6 million.
Cash flows from financing activities
In the six months ended June 30, 2024, net cash provided by financing activities was $81.1 million. The net cash provided resulted primarily from proceeds of $80.8 million from the issuance of common stock from a public offering and proceeds of $2.4 million from the issuance of common stock from stock option exercises and our 2021 ESPP, partially offset by principal payments of $2.2 million made for financed equipment.
In the six months ended June 30, 2023, net cash used in financing activities was $2.3 million primarily from cash used for principal payments of $2.7 million made for financed equipment, partially offset by proceeds of $0.3 million from the issuance of common stock from option exercises and our 2021 ESPP.

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
There were no material changes in our critical accounting policies and estimates during the six months ended June 30, 2024.
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
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
None.
Use of proceeds
None.
Issuer purchases of equity securities
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
(c) Insider Trading Arrangements
During the quarter ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a plan or other arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangements under the Exchange Act.

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

10.1*#	2021 Stock Option and Incentive Plan and forms of award agreements thereunder.
10.2*#	Employment Agreement, by and between Absci Corporation and Shelby Walker, dated June 27, 2024.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

ABSCI CORPORATION

Date: August 14, 2024	By:	/s/ Zachariah Jonasson
Zachariah Jonasson, Ph.D.
Chief Financial Officer (Principal Financial Officer) and Chief Business Officer

Date: August 14, 2024	By:	/s/ Todd Bedrick
Todd Bedrick
Chief Accounting Officer (Principal Accounting Officer)