Form 10-Q
period 2024-09-30
Absci Corp
filed 2024-11-12
CIK 1672688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes   ☐     No  ☒
The registrant had outstanding 114,855,759 shares of $0.0001 par value common stock as of October 31, 2024.

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
•our expectations regarding our ability to leverage our proprietary Integrated Drug Creation platform to shorten preclinical development timelines for biologics;
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
•our strategy, including our strategy to advance internally developed programs through preclinical studies and clinical trials;
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

Part I. Financial Information
Item 1. Financial Statements
ABSCI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except for share and per share data)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$38,195	$72,362
Restricted cash	15,799	16,193
Short-term investments	88,873	25,297
Receivables under development arrangements, net	1,500	2,189
Prepaid expenses and other current assets	5,777	4,537
Total current assets	150,144	120,578
Operating lease right-of-use assets	4,223	4,490
Property and equipment, net	32,374	41,328
Intangibles, net	45,726	48,253
Restricted cash, long-term	1,155	1,112
Other long-term assets	1,609	1,537
TOTAL ASSETS	$235,231	$217,298
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,672	$1,503
Accrued expenses	18,248	19,303
Long-term debt	3,274	3,258
Operating lease obligations	1,573	1,679
Financing lease obligations	140	641
Deferred revenue	1,781	3,174
Total current liabilities	26,688	29,558
Long-term debt, net of current portion	2,155	4,660
Operating lease obligations, net of current portion	4,847	5,643
Finance lease obligations, net of current portion	—	76
Deferred tax liability, net	175	186
Deferred revenue, long-term	—	966
Other long-term liabilities	31	33
TOTAL LIABILITIES	33,896	41,122
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 114,190,554 and 93,087,675 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	11	9
Additional paid-in capital	681,691	582,699
Accumulated deficit	(480,618)	(406,495)
Accumulated other comprehensive income (loss)	251	(37)
TOTAL STOCKHOLDERS' EQUITY	201,335	176,176
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$235,231	$217,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except for share and per share data)	2024	2023	2024	2023
Revenues
Technology development revenue	$1,701	$744	$3,869	$5,380
Total revenues	1,701	744	3,869	5,380
Operating expenses
Research and development	17,985	11,029	45,482	35,798
Selling, general and administrative	9,256	9,505	27,346	28,508
Depreciation and amortization	3,355	3,513	10,155	10,515
Goodwill impairment	—	—	—	21,335
Total operating expenses	30,596	24,047	82,983	96,156
Operating loss	(28,895)	(23,303)	(79,114)	(90,776)
Other income (expense)
Interest expense	(130)	(229)	(456)	(806)
Other income, net	1,664	1,572	5,496	4,613
Total other income, net	1,534	1,343	5,040	3,807
Loss before income taxes	(27,361)	(21,960)	(74,074)	(86,969)
Income tax expense	(37)	(34)	(49)	(52)
Net loss	$(27,398)	$(21,994)	$(74,123)	$(87,021)

Net loss per share: Basic and diluted	$(0.24)	$(0.24)	$(0.68)	$(0.95)

Weighted-average common shares outstanding: Basic and diluted	113,613,488	92,217,234	108,665,095	91,844,221

Comprehensive loss:
Net loss	$(27,398)	$(21,994)	$(74,123)	$(87,021)
Foreign currency translation adjustments	161	78	157	22
Unrealized gain on investments	204	9	131	39
Comprehensive loss	$(27,033)	$(21,907)	$(73,835)	$(86,960)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except for share and per share data)	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balances - December 31, 2023	93,087,675	$9	$582,699	$(406,495)	$(37)	$176,176
Issuance of common shares, net of issuance costs of $411	19,205,000	2	80,825	—	—	80,827
Issuance of shares under stock plans, net of shares withheld for tax payments	706,247	—	1,630	—	—	1,630
Stock-based compensation	—	—	3,544	—	—	3,544
Foreign currency translation adjustments	—	—	—	—	(47)	(47)
Unrealized loss on investments	—	—	—	—	(48)	(48)
Net loss	—	—	—	(21,975)	—	(21,975)
Balances - March 31, 2024	112,998,922	$11	$668,698	$(428,470)	$(132)	$240,107
Issuance of shares under stock plans, net of shares withheld for tax payments	483,455	—	760	—	—	760
Stock-based compensation	—	—	5,353	—	—	5,353
Forfeiture of common stock	(37,886)	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	43	43
Unrealized loss on investments	—	—	—	—	(25)	(25)
Net loss	—	—	—	(24,750)	—	(24,750)
Balances - June 30, 2024	113,444,491	$11	$674,811	$(453,220)	$(114)	$221,488
Issuance of shares under stock plans, net of shares withheld for tax payments	746,063	—	1,390	—	—	1,390
Stock-based compensation	—	—	5,490	—	—	5,490
Foreign currency translation adjustments	—	—	—	—	161	161
Unrealized gain on investments	—	—	—	—	204	204
Net loss	—	—	—	(27,398)	—	(27,398)
Balances - September 30, 2024	114,190,554	$11	$681,691	$(480,618)	$251	$201,335

(In thousands, except for share and per share data)	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balances - December 31, 2022	92,411,103	$9	$570,454	$(295,929)	$(120)	$274,414
Issuance of shares under stock plans, net of shares withheld for tax payments	171,899	—	229	—	—	229
Stock-based compensation	—	—	2,652	—	—	2,652
Forfeiture of common stock	(101,030)	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	(14)	(14)
Unrealized gain on investments	—	—	—	—	39	39
Net loss	—	—	—	(23,355)	—	(23,355)
Balances - March 31, 2023	92,481,972	$9	$573,335	$(319,284)	$(95)	$253,965
Issuance of shares under stock plans, net of shares withheld for tax payments	108,621	—	116	—	—	116
Stock-based compensation	—	—	3,041	—	—	3,041
Foreign currency translation adjustments	—	—	—	—	(42)	(42)
Unrealized loss on investments	—	—	—	—	(9)	(9)
Net loss	—	—	—	(41,672)	—	(41,672)
Balances - June 30, 2023	92,590,593	$9	$576,492	$(360,956)	$(146)	$215,399
Issuance of shares under stock plans, net of shares withheld for tax payments	346,387	—	380	—	—	380
Stock-based compensation	—	—	2,544	—	—	2,544
Foreign currency translation adjustments	—	—	—	—	78	78
Unrealized gain on investments	—	—	—	—	9	9
Net loss	—	—	—	(21,994)	—	(21,994)
Balances - September 30, 2023	92,936,980	$9	$579,416	$(382,950)	$(59)	$196,416

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
(In thousands)	2024	2023
Cash Flows From Operating Activities
Net loss	(74,123)	(87,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,155	10,515
Stock-based compensation	14,384	8,237
Goodwill impairment	—	21,335
Accretion of discount on short-term investments	(2,961)	(2,275)
Other	1,320	(479)
Changes in operating assets and liabilities:
Receivables under development arrangements	739	723
Prepaid expenses and other current assets	(992)	1,460
Operating lease right-of-use assets and liabilities	(635)	(635)
Other long-term assets	(72)	(255)
Accounts payable	161	(380)
Accrued expenses and other liabilities	(1,055)	(839)
Deferred revenue	(2,359)	(100)
Net cash used in operating activities	(55,438)	(49,714)
Cash Flows From Investing Activities
Purchases of property and equipment	(381)	(843)
Investment in short-term investments	(159,483)	(122,196)
Proceeds from maturities of short-term investments	99,000	185,897
Proceeds from sales of property and equipment	244	128
Net cash (used in) provided by investing activities	(60,620)	62,986
Cash Flows From Financing Activities
Principal payments on long-term debt	(2,489)	(2,168)
Principal payments on finance lease obligations	(578)	(1,805)
Proceeds from issuance of common stock, net of issuance costs	84,607	725
Net cash provided by (used in) financing activities	81,540	(3,248)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(34,518)	10,024
Cash, cash equivalents and restricted cash - Beginning of year	89,667	76,842
Cash, cash equivalents, and restricted cash - End of period	$55,149	$86,866

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Right-of-use assets obtained in exchange for operating lease obligation	433	—
Property and equipment purchases included in accounts payable	8	—

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
2.Revenue recognition
Contract balances
Contract liabilities are recorded as deferred revenue when cash payments are received or due in advance of the satisfaction of performance obligations. As of September 30, 2024 and December 31, 2023, contract liabilities were $1.8 million and $4.1 million, respectively. During the three and nine months ended September 30, 2024, the Company recognized $0.8 million and $3.0 million, respectively, as revenue that had been included in deferred revenue at the beginning of the period. During the three and nine months ended September 30, 2023, the Company recognized no revenue and $0.4 million revenue, respectively, that had been included in deferred revenue at the beginning of the period.
Concentration Risk
During the three and nine months ended September 30, 2024, two partners represented 100% of total revenue under drug creation agreements. During the three and nine months ended September 30, 2023, two partners represented approximately 100% and 92% of total revenue under drug creation agreements, respectively.
3.Collaborative Arrangements
As of September 30, 2024, the Company has collaborative arrangements with PrecisionLife and Memorial Sloan Kettering Cancer Center that involve joint research and development activities and for which the parties are exposed to significant risks and rewards dependent on the commercial success of such activities. The Company performs research and development activities to co-develop therapeutics under the collaborative arrangements. These arrangements include rights for the parties to share in the potential value created by the programs, as well as cost sharing which may result in payments between the collaborators. The Company’s accounting policy is to present cost sharing payments to and from the Company’s collaborators within research and development expense on the condensed consolidated statements of operations and comprehensive loss. The Company did not have cost sharing payments related to such agreements during the three and nine months ended September 30, 2024 and 2023.

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The amortized cost and fair value of investments are as follows (in thousands):

	September 30, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Assets
Money market funds	$55	$—	$—	$55
U.S. treasuries	88,740	134	(1)	88,873
Total	$88,795	$134	$(1)	$88,928
Classified as:
Cash equivalents				$55
Short-term investments				88,873
Total				$88,928

	December 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Assets
Money market funds	$1,158	$—	$—	$1,158
U.S. treasuries	39,332	2	—	39,334
Total	$40,490	$2	$—	$40,492
Classified as:
Cash equivalents				$15,195
Short-term investments				25,297
Total				$40,492

Investments held as of September 30, 2024 have a remaining maturity of less than one year. Proceeds from maturities of available-for-sale securities were $43.0 million and $132.1 million for the three and nine months ended September 30, 2024, respectively. Proceeds from maturities of available-for-sale securities were $54.0 million and $189.9 million for the three and nine months ended September 30, 2023, respectively. Unrealized gains and losses on securities were primarily due to changes in interest rates.
The Company holds a non-marketable equity investment with a carrying value of $1.2 million which is classified as other long-term assets on the condensed consolidated balance sheets.

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5.Property and equipment, net
Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Lab Equipment	$29,006	$32,098
Software	171	171
Furniture, Fixtures and Other	6,208	6,001
Leasehold Improvements	27,048	27,049
Total Cost	62,433	65,319
Less accumulated depreciation and amortization	(30,059)	(23,991)
Property and equipment, net	$32,374	$41,328

During the three and nine months ended September 30, 2024, the Company recognized $2.5 million and $7.6 million, respectively of depreciation expense. During the three and nine months ended September 30, 2023, the Company recognized $2.7 million and $8.0 million, respectively, of depreciation expense.
During the third quarter of 2024, the Company determined certain laboratory equipment met all of the prescribed criteria required to classify it as held-for-sale. The Company determined the carrying value exceeded the fair value less costs to sell each asset, which resulted in a write down of $1.1 million for the three months ended September 30, 2024, presented within research and development expense on the condensed consolidated statement of operations and comprehensive loss. As of September 30, 2024, $0.5 million of lab equipment is classified as current assets held-for-sale within prepaid expenses and other current assets on the condensed consolidated balance sheet as the disposal is expected to be consummated within one year of the balance sheet date.
6.Stock-based compensation
The Company grants stock options, restricted stock units, and stock appreciation rights (“SARs”) under the 2021 Stock Option and Incentive Plan (“2021 Plan”) and the 2023 Inducement Plan (the “2023 Inducement Plan”). On January 1, 2024, the number of shares of common stock reserved for future issuance under the 2021 Plan was increased by 4,654,384 shares pursuant to an automatic annual increase. As of September 30, 2024, 4,047,067 shares were available for future grant under the 2021 Plan. As of September 30, 2024, 1,887,000 shares were available for future grant under the 2023 Inducement Plan.
Total stock-based compensation expense related to all of the Company’s stock-based awards was recorded in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	2,010	978	$5,577	$3,414
Selling, general and administrative	3,498	1,575	8,824	4,859
Total stock-based compensation expense	$5,508	$2,553	$14,401	$8,273

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Stock options
Stock options generally vest either 25% after one year from the date of the grant with the remainder vesting monthly over the following three-year period or ratably over three years in three equal installments. The Company recognizes forfeitures as they occur and uses the straight-line expense recognition method. Activity for stock options is shown below:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands $)
Outstanding at December 31, 2023	17,104,505	$3.03	8.3	$30,661
Granted	5,427,651	4.24
Exercised	(1,587,730)	2.16		3,596
Canceled/Forfeited	(1,188,691)	3.12
Expired	(190,581)	7.28
Outstanding at September 30, 2024	19,565,154	3.39	8.2	$21,553
Exercisable at September 30, 2024	7,090,754	$3.54	7.0	$9,735

The aggregate intrinsic value of outstanding stock options as of September 30, 2024 was calculated based on the Company’s closing stock price of $3.82 per share as reported on the Nasdaq Global Select Market on such date.
The weighted-average grant date fair value of stock options granted during the three and nine months ended September 30, 2024 was $2.33 and $3.05, respectively, per share. The weighted-average grant date fair value of stock options granted during the three and nine months ended September 30, 2023 was $1.39 and $1.43, respectively, per share. As of September 30, 2024, total unrecognized stock-based compensation related to stock options was $25.4 million, which the Company expects to recognize over a remaining weighted average period of 2.3 years.
Determination of fair value
The estimated grant-date fair value of all the Company’s stock options was calculated using the Black-Scholes option pricing model, based on the following assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Expected term (in years)	6.0-6.1	5.8-6.1	5.5-6.1	5.3-6.1
Volatility	82%-84%	80%-81%	81%-84%	79%-81%
Risk-free interest rate	3.7%-4.4%	4.1%-4.3%	3.7%-4.6%	3.4%-4.3%
Dividend Yield	—%	—%	—%	—%

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

Number of shares
Unvested as of December 31, 2023	374,208
Forfeitures	(37,886)
Vested	(237,136)
Unvested as of September 30, 2024	99,186

As of September 30, 2024, there was $0.2 million of unrecognized compensation expense related to the outstanding shares of restricted stock expected to be recognized over a remaining weighted-average period of 0.4 years.
Restricted stock units
Restricted stock units subject to time-based vesting generally vest ratably over a term of 1-4 years. The Company recognizes forfeitures as they occur and uses the straight-line expense recognition method. Activity for restricted stock units is shown below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2023	2,198,334	$1.42
Granted	2,538,737	3.95
Vested	(126,217)	1.98
Forfeitures	(262,197)	1.58
Unvested as of September 30, 2024	4,348,657	$2.87

The weighted-average grant date fair value of restricted stock units granted during the three and nine months ended September 30, 2024 was $3.57 and $3.95, respectively, per share. The aggregate grant date fair value of restricted stock units vested during the three and nine months ended September 30, 2024 was $0.2 million and $0.3 million, respectively. The aggregate grant date fair value of restricted stock units vested during the three and nine months ended September 30, 2023 was less than $0.1 million. As of September 30, 2024, there was $7.7 million of unrecognized compensation expense related to the outstanding restricted stock units expected to be recognized over a remaining weighted-average period of 1.6 years. Fair value of restricted stock units subject to time-based vesting is calculated based on the Company’s closing stock price per share as reported on the Nasdaq Global Select Market on the date of grant.
Restricted stock unit award with market conditions
In March 2024, the Company granted 1,500,000 performance restricted stock units to its Founder and Chief Executive Officer that contained market conditions (the “2024 Market Award”). Subject to the holder’s continued service, the 2024 Market Award provided for vesting in tranches once the Company’s closing stock price meets or exceeds certain thresholds established by the Company’s Compensation Committee of the Board of Directors. The original grant-date fair value of the 2024 Market Award of $5.5 million was determined using a Monte Carlo simulation model using an expected volatility of 97% and risk-free rate of 4.5%. The stock-based compensation expense is being recognized over the derived service period for each tranche over periods up to 1.3 years. As of September 30, 2024, none of the stock price thresholds for the 2024 Market Award had been met resulting in no shares vesting. Any unvested tranches of the 2024 Market Award will expire in March 2027 if the vesting conditions are not met.

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7.Fair value measurements
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
The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Debt Securities:
Money market funds	$55	$—	$—	$55
U.S. treasuries	6,900	81,973	—	88,873
Total assets	$6,955	$81,973	$—	$88,928
Liabilities:
Contingent consideration	$—	$—	$12,750	$12,750
Total liabilities	$—	$—	$12,750	$12,750

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Debt Securities:
Money market funds	$1,158	$—	$—	$1,158
U.S. treasuries	15,929	23,405	—	39,334
Total assets	$17,087	$23,405	$—	$40,492
Liabilities:
Contingent consideration	$—	$—	$12,750	$12,750
Total liabilities	$—	$—	$12,750	$12,750

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company reviews trading activity and pricing for its available-for-sale securities as of the measurement date.
There was no change to the value of liabilities measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2024. The contingent consideration liability is related to the acquisition of Totient, Inc. and is included in accrued expenses on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023. The fair value estimate is based on a probability-weighted approach. The contingent consideration of $15.0 million held in escrow shall be paid upon the achievement of the milestone of either entering into agreements meeting certain financial criteria with third parties using, or relating to, Totient technology or the first commercial sale of a Totient product. The contingent consideration held in escrow is included in restricted cash on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023.
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
8.Net loss per share
Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(27,398)	$(21,994)	$(74,123)	$(87,021)

Denominator:
Weighted-average common shares outstanding	113,613,488	92,217,234	108,665,095	91,844,221

Net loss per share, basic and diluted	$(0.24)	$(0.24)	$(0.68)	$(0.95)

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
Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares calculated on a weighted-average basis for the period outstanding):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	19,928,621	17,618,318	19,776,654	16,210,430
Restricted stock units	4,417,556	96,367	3,962,232	51,336
Unvested restricted stock	122,548	527,932	206,276	702,412
Employee stock purchase plan	99,144	105,842	77,266	89,520
Total	24,567,869	18,348,459	24,022,428	17,053,698

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
Total revenue was $1.7 million and $3.9 million for the three and nine months ended September 30, 2024, respectively, and $0.7 million and $5.4 million for the three and nine months ended September 30, 2023, respectively, due to timing of project-based milestones achieved and the mix of ongoing programs utilizing our Integrated Drug Creation platform. We incurred a net loss of $27.4 million and $74.1 million for the three and nine months ended September 30, 2024, respectively, compared to a net loss of $22.0 million and $87.0 million for the three and nine months ended September 30, 2023, respectively. The net loss for the nine months ended September 30, 2023 includes a non-cash goodwill impairment charge in the amount of $21.3 million recorded during the quarter ended June 30, 2023. Research and development expenses increased by $9.7 million, or 27%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. As of September 30, 2024, we had an accumulated deficit of $480.6 million and cash and cash equivalents and short-term investments totaling $127.1 million.
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
•Develop our internal pipeline: We are in the process of selectively creating our own drug candidates and intend to advance them to value inflection points anywhere from preclinical validation through to clinical trials prior to out-licensing for further clinical advancement by a partner or other third party. We may also utilize significant resources in the design and execution of clinical trials to support our internal pipeline.
•Establish new partnerships: Our potential to grow revenue and long-term earnings will require us to successfully identify, establish and maintain collaborations with new and existing partners,

including through drug creation partnerships and further clinical development of our internal programs for drug candidates.
•Successfully complete our drug creation activities with partners and enter into licensing agreements: Our business model relies upon entering into licensing agreements with our partners to advance the drug candidates we generate through preclinical validation and clinical trials thru to commercialization. Both our ability to successfully complete drug creation activities to meet the needs of a partner, and the partner’s prioritization of the relevant program, impact the likelihood and timing of any election by a partner to enter into a follow-on licensing agreement. There is no assurance that a partner will elect to license our technology for the development of any drug candidates.
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

	September 30,	December 31,
	2024	2023
Partners, Cumulative (1)	25	24
Active Programs (2)	22	16

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
As of September 30, 2024, our Active Programs are as follows:

Partner	Contract Date	Active Programs	Therapeutic Area
Memorial Sloan Kettering Cancer Center	July 2024	6	Oncology
PrecisionLife	December 2023	5	Undisclosed
Almirall	November 2023	2	Dermatology
AstraZeneca	November 2023	1	Oncology
Undisclosed	July 2023	1	Undisclosed
Undisclosed	March 2023	1	Undisclosed
Merck	January 2022	3	Undisclosed
Merck	December 2019	1	Undisclosed
Alpha Cancer Technologies	August 2019	1	Oncology
SFJ Pharmaceuticals	April 2019	1	Hematology
Total Active Programs		22

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

As of September 30, 2024, we have identified three wholly-owned internal pipeline programs focusing on cytokine biology, as well as several other undisclosed pipeline programs under evaluation.

Program Name	Target Description
ABS-101	Candidate in IND-enabling studies targeting TL1A in inflammatory bowel disease
ABS-201	Candidate stage for an undisclosed therapeutic target in dermatology
ABS-301	Lead and optimization stage for an undisclosed therapeutic target in immuno-oncology

We are aware of clinical stage assets targeting TL1A that are being developed by third parties, including Merck, Roche, and Sanofi. For purposes of comparing the potential clinical attributes of drug candidates in our ABS-101 program to certain of these other competitive clinical stage assets, we generated putative molecules and performed a head-to-head preclinical comparison against several of our drug candidates in our ABS-101 program. In these preclinical studies, ABS-101 candidates exhibited attributes consistent with a potentially superior product profile by demonstrating equal or superior potency data from multiple biophysical and cellular assays, in addition to improved developability properties. Further preclinical studies demonstrated ABS-101 candidates' abilities to bind both the TL1A monomer and trimer, which could potentially lead to differentiated clinical efficacy. We believe these attributes support the program’s potential to create an efficacious candidate conducive to subcutaneous dosing. Furthermore, in vitro and in vivo PK studies demonstrated the potential for extended half-life, supporting the objective for significantly improved dosing intervals. While we are encouraged by these preclinical results, we cannot assure you that similar results will be observed in clinical studies of ABS-101. Additionally, while we endeavored to create molecules with similar or better attributes as those of competitive product candidates under development, we cannot assure that the molecules we created are similar or better than those being developed by our competitors, nor can we assure that direct comparisons of our clinical product candidate to those of our competitors will produce similar results.
In February 2024, we initiated IND-enabling studies and expect to initiate Phase 1 clinical studies for ABS-101 in the first half of 2025, subject to clearance of an IND or equivalent regulatory filing.
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
We expect depreciation expense to fluctuate in future periods in line with continued growth and compute demands in absolute dollars as we purchase additional equipment.

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
Results of Operations
The results of operations presented below should be reviewed in conjunction with our condensed consolidated financial statements and notes included elsewhere in this Quarterly Report. The following tables set forth our results of operations for the periods presented (In thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Technology development revenue	$1,701	$744	$3,869	$5,380
Total revenues	1,701	744	3,869	5,380
Operating expenses
Research and development	17,985	11,029	45,482	35,798
Selling, general and administrative	9,256	9,505	27,346	28,508
Depreciation and amortization	3,355	3,513	10,155	10,515
Goodwill impairment	—	—	—	21,335
Total operating expenses	30,596	24,047	82,983	96,156
Operating loss	(28,895)	(23,303)	(79,114)	(90,776)
Other income (expense)
Interest expense	(130)	(229)	(456)	(806)
Other income, net	1,664	1,572	5,496	4,613
Total other income, net	1,534	1,343	5,040	3,807
Loss before income taxes	(27,361)	(21,960)	(74,074)	(86,969)
Income tax expense	(37)	(34)	(49)	(52)
Net loss	$(27,398)	$(21,994)	$(74,123)	$(87,021)

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023
The following table summarizes our results of operations for the three and nine months ended September 30, 2024 and 2023 (In thousands, except for percentages):
Revenue

	For the Three Months Ended September 30,
	2024	2023	$ Change	% Change
Revenues
Technology development revenue	$1,701	$744	$957	129%
Total revenues	$1,701	$744	$957	129%

	For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Revenues
Technology development revenue	$3,869	$5,380	$(1,511)	(28)%
Total revenues	$3,869	$5,380	$(1,511)	(28)%

Technology development revenue increased by $1.0 million, or 129% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 and decreased by $1.5 million, or 28%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, driven by a combination of overall program progress, the timing of project-based milestones achieved, and the mix of ongoing program activity.
Operating expenses
The following table summarizes our operating expenses for the three and nine months ended September 30, 2024 and 2023 (In thousands, except for percentages):

	For the Three Months Ended September 30,
	2024	2023	$ Change	% Change
Operating expenses
Research and development	$17,985	$11,029	$6,956	63%
Selling, general and administrative	9,256	9,505	(249)	(3)%
Depreciation and amortization	3,355	3,513	(158)	(4)%
Total operating expenses	$30,596	$24,047	$6,549	27%

	For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Operating expenses
Research and development	$45,482	$35,798	$9,684	27%
Selling, general and administrative	27,346	28,508	(1,162)	(4)%
Depreciation and amortization	10,155	10,515	(360)	(3)%
Goodwill impairment	—	21,335	(21,335)	100%
Total operating expenses	$82,983	$96,156	$(13,173)	(14)%

Research and development
Research and development expenses increased by $7.0 million, or 63%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily attributable to an increase in lab operations costs, including direct costs associated with IND-enabling studies for ABS-101, of $3.8 million, an impairment charge of $1.1 million for assets that met the held-for-sale criteria during the period, an increase in stock-based compensation of $1.0 million, and an increase in personnel costs of $0.8 million.
Research and development expenses increased by $9.7 million, or 27%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily attributable to an increase in lab operations costs of $6.1 million, an impairment charge of $1.1 million for assets that met the held-for-sale criteria during the period, and an increase in stock-based compensation of $2.2 million.
Selling, general and administrative expenses
Selling, general, and administrative expenses decreased by $0.2 million, or 3%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was primarily attributable to a decrease in personnel costs of $1.7 million, decreased insurance and other administrative costs of $0.5 million, offset by an increase in stock-based compensation of $1.9 million.
Selling, general, and administrative expenses decreased by $1.2 million, or 4%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily attributable to decreased insurance and other administrative costs of $2.6 million, a decrease in personnel costs of $2.5 million, offset by a $4.0 million increase in stock-based compensation.
Depreciation and amortization
Depreciation and amortization expense decreased by $0.2 million, or 4% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 and decreased by $0.4 million, or 3%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, remaining relatively consistent between periods.
Goodwill impairment
We performed a quantitative impairment evaluation of goodwill as of June 30, 2023 and recorded an impairment charge in the amount of $21.3 million.
Other income (expense)
Interest expense
Interest expense was $0.1 million for the three months ended September 30, 2024, compared to $0.2 million for the three months ended September 30, 2023, representing a decrease of $0.1 million, or 43% and $0.5 million for the nine months ended September 30, 2024, compared to $0.8 million for the nine months ended September 30, 2023, representing a decrease of $0.4 million, or 43%, primarily attributable to decreased finance lease and long-term debt obligations.
Other income, net
Other income, net, was $1.7 million for the three months ended September 30, 2024, compared to $1.6 million for the three months ended September 30, 2023, representing an increase of $0.1 million, or 6% and $5.5 million for the nine months ended September 30, 2024 compared to $4.6 million for the nine months ended September 30, 2023, representing an increase of approximately $0.9 million, or 19%, primarily attributable to increases in investment income from cash, cash equivalents and short-term investments due to higher balances and interest rates.
Liquidity and Capital Resources
Overview
As of September 30, 2024, we had $127.1 million of cash, cash equivalents and short-term investments.
We have incurred net operating losses since inception. As of September 30, 2024, our accumulated deficit was $480.6 million. To date, we have funded operations through issuances and sales of equity securities and debt, in addition to revenue generated from our drug creation agreements. We believe that our cash, cash equivalents and short-term investments will be sufficient to meet our operating expenses, working capital and capital expenditure needs over at least the next 12 months following the date of this filing.

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
Equipment financing
In 2022, we received a total of $12.0 million of proceeds from equipment financing arrangements. Terms of the agreements require monthly payments over 42-48 month periods with imputed interest rates ranging from 8%-10%. As of September 30, 2024, the combined outstanding balance on these agreements is $5.4 million.
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
On June 16, 2023, we entered into a Sales Agreement with Cowen and Company, LLC, as Sales Agent, with respect to an “at the market offering” program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, par value $0.0001 per share, having an aggregate offering price of up to $100.0 million through the Sales Agent. We will pay the Sales Agent a commission up to 3.0% of the gross sales proceeds of any shares sold under the Sales Agreement. As of September 30, 2024, we have not issued any securities or received any proceeds from the sale of any securities registered pursuant to the Sales Agreement. There can be no assurance that any financing will be available on terms acceptable to us.
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

Cash Flows
The following summarizes our cash flows (In thousands):

	For the Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in)
Operating activities	(55,438)	(49,714)
Investing activities	(60,620)	62,986
Financing activities	81,540	(3,248)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(34,518)	$10,024

Cash flows from operating activities
In the nine months ended September 30, 2024, net cash used in operating activities was $55.4 million and consisted primarily of a net loss of $74.1 million adjusted for non-cash items, including depreciation and amortization expense of $10.2 million, stock-based compensation of $14.4 million, impairment of $1.1 million for assets that met the held for sale criteria during the period, and a net increase in operating assets and liabilities in the amount of $4.2 million.
In the nine months ended September 30, 2023, net cash used in operating activities was $49.7 million and consisted primarily of a net loss of $87.0 million adjusted for non-cash items, including depreciation and amortization expense of $10.5 million, stock-based compensation of $8.2 million, and goodwill impairment of $21.3 million.
Cash flows from investing activities
In the nine months ended September 30, 2024, net cash used in investing activities was $60.6 million primarily from purchases of short-term investments of $159.5 million, partially offset by cash provided by maturities of short-term investments of $99.0 million.
In the nine months ended September 30, 2023, net cash provided by investing activities was $63.0 million primarily from maturities of short-term investments of $185.9 million, partially offset by cash used for purchases of short-term investments of $122.2 million and purchases of lab equipment of $0.8 million.
Cash flows from financing activities
In the nine months ended September 30, 2024, net cash provided by financing activities was $81.5 million. The net cash provided resulted primarily from proceeds of $80.8 million from the issuance of common stock from a public offering and proceeds of $3.8 million from the issuance of common stock from stock option exercises and our 2021 ESPP, partially offset by principal payments of $3.1 million made for financed equipment.
In the nine months ended September 30, 2023, net cash used in financing activities was $3.2 million primarily from cash used for principal payments of $4.0 million made for financed equipment, partially offset by proceeds of $0.7 million from the issuance of common stock from option exercises and our 2021 ESPP.
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
This report should be read in conjunction with the consolidated financial statements in our 2023 Annual Report on Form 10-K where we include additional information on our business, risk factors, critical accounting estimates, policies, and the methods and assumptions used in our estimates, among other important information.
There were no material changes in our critical accounting policies and estimates during the nine months ended September 30, 2024.
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
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
None.
Use of proceeds
None.
Issuer purchases of equity securities
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c) Insider Trading Arrangements
During the quarter ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a plan or other arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangements under the Exchange Act.

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

ABSCI CORPORATION

Date: November 12, 2024	By:	/s/ Zachariah Jonasson
Zachariah Jonasson, Ph.D.
Chief Financial Officer (Principal Financial Officer) and Chief Business Officer

Date: November 12, 2024	By:	/s/ Todd Bedrick
Todd Bedrick
Chief Accounting Officer (Principal Accounting Officer)