Form 10-Q
period 2025-03-31
Absci Corp
filed 2025-05-13
CIK 1672688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes   ☐     No  ☒
The registrant had outstanding 127,559,352 shares of $0.0001 par value common stock as of April 30, 2025.

RISK FACTOR SUMMARY

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below in Item 1A. - “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the U.S. Securities and Exchange Commission, or the SEC, before making investment decisions regarding our common stock.

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
•Disruptions to the operations of the FDA and other government agencies, in addition to substantial uncertainty regarding the U.S. presidential administration’s initiatives and staffing cuts, could prevent those agencies from performing normal business functions on which the operation of our business may rely, including timely reviews, which could negatively impact our business.

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
•our expectations regarding our further development of, successful application of, and the rate and degree of market acceptance of, our Integrated Drug Creation platform, including progress towards in silico biologic drug discovery;
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
You should read this Quarterly Report and the documents that we file with the SEC, with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Quarterly Report are made as of the date of this Quarterly Report, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.
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

Part I. Financial Information
Item 1. Financial Statements
ABSCI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except for share and per share data)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$46,995	$41,213
Restricted cash	16,076	15,947
Short-term investments	86,988	71,212
Accounts receivable, net	1,384	—
Prepaid expenses and other current assets	4,535	5,459
Total current assets	155,978	133,831
Operating lease right-of-use assets	3,716	3,968
Property and equipment, net	27,027	29,167
Intangibles, net	44,041	44,883
Restricted cash, long-term	1,054	1,054
Other long-term assets	631	705
TOTAL ASSETS	$232,447	$213,608
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,947	$3,529
Accrued expenses	4,256	6,842
Contingent consideration	12,750	12,750
Long-term debt	2,544	2,733
Operating lease obligations	1,656	1,608
Financing lease obligations	32	78
Deferred revenue	1,096	1,116
Total current liabilities	27,281	28,656
Long-term debt, net of current portion	682	1,257
Operating lease obligations, net of current portion	4,003	4,429
Other long-term liabilities	1,685	133
TOTAL LIABILITIES	33,651	34,475
Commitments (See Note 6)
STOCKHOLDERS' EQUITY
Preferred stock	—	—
Common stock	13	12
Additional paid-in capital	734,711	688,726
Accumulated deficit	(535,947)	(509,601)
Accumulated other comprehensive income (loss)	19	(4)
TOTAL STOCKHOLDERS' EQUITY	198,796	179,133
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$232,447	$213,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended March 31,
(In thousands, except for share and per share data)	2025	2024

Partner program revenue	$1,179	$898
Operating expenses
Research and development	16,364	12,236
Selling, general and administrative	9,472	8,744
Depreciation and amortization	3,072	3,416
Total operating expenses	28,908	24,396
Operating loss	(27,729)	(23,498)
Other income (expense)
Interest expense	(79)	(176)
Other income, net	1,458	1,711
Total other income, net	1,379	1,535
Loss before income taxes	(26,350)	(21,963)
Income tax benefit (expense)	4	(12)
Net loss	$(26,346)	$(21,975)

Net loss per share: Basic and diluted	$(0.21)	$(0.22)

Weighted-average common shares outstanding: Basic and diluted	124,461,439	99,393,333

Comprehensive loss:
Net loss	$(26,346)	$(21,975)
Foreign currency translation adjustments	77	(47)
Unrealized loss on investments	(54)	(48)
Comprehensive loss	$(26,323)	$(22,070)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except for share data)	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balances - December 31, 2024	115,362,265	$12	$688,726	$(509,601)	$(4)	$179,133
Issuance of common shares, net of issuance costs of $744	10,983,477	1	39,158	—	—	39,159
Issuance of shares under stock plans, net of shares withheld for tax payments	1,195,012	—	1,914	—	—	1,914
Stock-based compensation	—	—	4,913	—	—	4,913
Foreign currency translation adjustments	—	—	—	—	77	77
Unrealized loss on investments	—	—	—	—	(54)	(54)
Net loss	—	—	—	(26,346)	—	(26,346)
Balances - March 31, 2025	127,540,754	$13	$734,711	$(535,947)	$19	$198,796

(In thousands, except for share data)	Common Stock		Additional Paid-In Capital	Accumulated Deficit		Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balances - December 31, 2023	93,087,675	$9	$582,699	$(406,495)		$(37)	$176,176
Issuance of common shares, net of issuance costs of $411	19,205,000	2	80,825	—	—	—	80,827
Issuance of shares under stock plans, net of shares withheld for tax payments	706,247	—	1,630	—		—	1,630
Stock-based compensation	—	—	3,544	—		—	3,544
Foreign currency translation adjustments	—	—	—	—		(47)	(47)
Unrealized loss on investments	—	—	—	—		(48)	(48)
Net loss	—	—	—	(21,975)		—	(21,975)
Balances - March 31, 2024	112,998,922	$11	$668,698	$(428,470)		$(132)	$240,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
(In thousands)	2025	2024
Cash Flows From Operating Activities
Net loss	$(26,346)	$(21,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,072	3,416
Stock-based compensation	4,913	3,590
Accretion of discount on short-term investments	(699)	(631)
Other	7	(56)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,384)	2,147
Prepaid expenses and other current assets	924	520
Operating lease right-of-use assets and liabilities	(126)	(225)
Other long-term assets	1	4
Accounts payable	1,226	150
Accrued expenses and other liabilities	(3,407)	(3,905)
Deferred revenue	(20)	(898)
Net cash used in operating activities	(21,839)	(17,863)
Cash Flows From Investing Activities
Purchases of property and equipment	(25)	—
Investment in short-term investments	(40,132)	(97,330)
Proceeds from maturities of short-term investments	25,000	20,500
Proceeds from sales of property and equipment	113	149
Net cash used in investing activities	(15,044)	(76,681)
Cash Flows From Financing Activities
Principal payments on long-term debt	(762)	(872)
Principal payments on finance lease obligations	(47)	(401)
Proceeds from issuance of common stock, net	41,689	80,827
Proceeds from issuance of common stock through employee equity plans, net	1,914	1,630
Net cash provided by financing activities	42,794	81,184
Net increase (decrease) in cash, cash equivalents, and restricted cash	5,911	(13,360)
Cash, cash equivalents and restricted cash - Beginning of period	58,214	89,667
Cash, cash equivalents, and restricted cash - End of period	$64,125	$76,307

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Property and equipment purchases included in accounts payable	192	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.Organization and nature of operations
Absci Corporation (the “Company”) is advancing antibody therapeutics using generative AI design to create better biologics for patients, faster. The Company leverages its Integrated Drug Creation platform to combine generative AI models with a synthetic biology data engine, enabling the design of antibody therapeutics that address certain therapeutic targets. The Company’s approach leverages a continuous feedback loop between proprietary AI algorithms and wet lab validation. Each cycle refines the Company’s data and builds upon its models, further supporting innovation.
The Company was organized in the State of Oregon in August 2011 as a limited liability company and converted to a limited liability company (“LLC”) in Delaware in April 2016. In October 2020, the Company converted from a Delaware LLC to a Delaware corporation. The Company’s headquarters are located in Vancouver, Washington.
Unaudited interim financial information
The Company prepared its interim condensed consolidated financial statements that accompany these notes in conformity with accounting principles generally accepted in the United States, consistent in all material respects with those applied in its Annual Report on Form 10-K for the year ended December 31, 2024.
The Company has made estimates and judgments affecting the amounts reported in its condensed consolidated financial statements and the accompanying notes. The actual results that the Company experiences may differ materially from its estimates. The interim financial information is unaudited and reflects all normal adjustments that are, in the Company’s opinion, necessary to provide a fair statement of results for the interim periods presented. This report should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
2.Revenue recognition
Contract balances
Contract liabilities are recorded as deferred revenue when cash payments are received or due in advance of the satisfaction of performance obligations. As of March 31, 2025 and December 31, 2024, contract liabilities were $1.1 million and $1.1 million, respectively. During the three months ended March 31, 2025, the Company recognized $0.4 million as revenue that had been included in deferred revenue at the beginning of the period. During the three months ended March 31, 2024, the Company recognized $0.9 million as revenue that had been included in deferred revenue at the beginning of the period.
Concentration risk
During the three months ended March 31, 2025 and 2024, two partners represented approximately 95% and 99% of total partner program revenue, respectively.
3.Collaborative arrangements
As of March 31, 2025, the Company has collaborative arrangements with PrecisionLife, Memorial Sloan Kettering Cancer Center, Twist Bioscience, and Owkin that involve joint research and development activities and for which the parties are exposed to significant risks and rewards dependent on the commercial success of such activities. The Company performs drug creation activities to co-develop product candidates. These arrangements include rights for the parties to share in the potential value created by the programs, as well as cost sharing which may result in payments between the parties. The Company’s accounting policy is to present cost sharing payments to and from the Company’s collaborators within research and development expense on the condensed consolidated statements of operations and comprehensive loss. The Company did not have cost sharing payments related to collaborative arrangements during the three months ended March 31, 2025 and 2024.
4.Investments
Cash equivalents, marketable securities and deposits are classified as available-for-sale and are recorded at fair value on the condensed consolidated balance sheets, with any unrealized gains and losses reported in accumulated other comprehensive loss, which is reflected as a separate component of stockholders’ equity on

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
the Company’s condensed consolidated balance sheets, until realized. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
The amortized cost and fair value of investments are as follows (in thousands):

	March 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Assets
Money market funds	$1	$—	$—	$1
U.S. treasuries	86,981	18	(11)	86,988
Total	$86,982	$18	$(11)	$86,989
Classified as:
Cash equivalents				$1
Short-term investments				86,988
Total				$86,989

	December 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Assets
Money market funds	$2,134	$—	$—	$2,134
U.S. treasuries	71,151	61	—	71,212
Total	$73,285	$61	$—	$73,346
Classified as:
Cash equivalents				$2,134
Short-term investments				71,212
Total				$73,346

Investments held as of March 31, 2025 have a remaining maturity of less than one year. Proceeds from maturities of available-for-sale securities were $25.0 million and $34.6 million for the three months ended March 31, 2025 and 2024, respectively. There were no realized gains or losses on securities for the three months ended March 31, 2025 and 2024. Unrealized gains and losses on securities were primarily due to changes in interest rates.
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

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Debt Securities:
Money market funds	$1	$—	$—	$1
U.S. treasuries	7,880	79,108	—	86,988
Total assets	$7,881	$79,108	$—	$86,989
Liabilities:
Contingent consideration	$—	$—	$12,750	$12,750
Total liabilities	$—	$—	$12,750	$12,750

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Debt Securities:
Money market funds	$2,134	$—	$—	$2,134
U.S. treasuries	—	71,212	—	71,212
Total assets	$2,134	$71,212	$—	$73,346
Liabilities:
Contingent consideration	$—	$—	$12,750	$12,750
Total liabilities	$—	$—	$12,750	$12,750

The Company reviews trading activity and pricing for its available-for-sale securities as of the measurement date.
There was no change to the value of liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2025. The contingent consideration liability is related to the acquisition of Totient, Inc. and is included in contingent consideration on the condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024. The fair value estimate is based on a probability-weighted approach. The contingent consideration of $15.0 million held in escrow shall be paid upon the achievement of the milestone of either entering into agreements meeting certain financial criteria with third parties using, or relating to, Totient technology or the first commercial sale of a Totient product. The contingent consideration held in escrow is included in restricted cash on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.
The carrying amount of long-term debt approximates fair value.

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6.Commitments and contingencies
The Company has access to compute capacity and other services through an agreement with Oracle Cloud Infrastructure (OCI) through early 2028. The financial commitments for the years 2025, 2026, 2027, and 2028 are $2.0 million, $4.6 million, $8.3 million, and $2.3 million, respectively.
7.Common stock
Shelf registration statement on Form S-3
In August 2022, the Company filed a shelf registration statement on Form S-3 (the Shelf Registration Statement) with the SEC relating to the registration of up to an aggregate of $250.0 million in shares of the Company’s common stock, preferred stock, debt securities, warrants and units or any combination thereof. The Shelf Registration Statement was declared effective by the SEC on September 2, 2022.
At-the-market offering
In June 2023, the Company entered into a Sales Agreement with Cowen and Company, LLC, as Sales Agent, with respect to an “at the market offering” program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $100.0 million through the Sales Agent. The Company will pay the Sales Agent a commission up to 3.0% of the gross sales proceeds of any shares sold under the Sales Agreement. During the three months ended March 31, 2025, the Company has issued 5,269,192 shares and received $21.7 million in net proceeds from the sale of securities pursuant to the Sales Agreement.
Private investment in public equity
In January 2025, the Company entered into a strategic collaboration with Advanced Micro Devices, Inc. (AMD) and sold an aggregate of 5,714,285 shares of the Company’s common stock to AMD for net proceeds of $20.0 million through a private investment in public equity (PIPE). This strategic collaboration with AMD has a goal to optimize the performance of AMD InstinctTM accelerators and ROCmTM software to support the Company’s AI drug creation, including its de novo antibody design models. The issuance of stock to AMD was at a premium of approximately $2.5 million over the market price on the issuance date. The premium was recorded to accrued expenses and other long-term liabilities on the condensed consolidated balance sheet and will be recognized as a credit to research and development expense over the collaboration term.
8.Stock-based compensation
The Company grants stock options, restricted stock units, and stock appreciation rights (“SARs”) under the 2021 Stock Option and Incentive Plan (“2021 Plan”) and the 2023 Inducement Plan (the “2023 Inducement Plan”). On January 1, 2025, the number of shares of common stock reserved for future issuance under the 2021 Plan was increased by 5,768,113 shares pursuant to an automatic annual increase. As of March 31, 2025, 5,947,684 shares were available for future grant under the 2021 Plan. As of March 31, 2025, 1,724,200 shares were available for future grant under the 2023 Inducement Plan.
Total stock-based compensation expense related to all of the Company’s stock-based awards was recorded in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Research and development	$2,023	$1,654
Selling, general and administrative	2,920	1,943
Total stock-based compensation expense	$4,943	$3,597

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Stock options
Activity for stock options is shown below:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands $)
Outstanding at December 31, 2024	19,177,571	$3.39	7.6	$7,317
Granted	3,764,100	3.41
Exercised	(700,681)	2.37		1,580
Canceled/Forfeited	(353,785)	2.95
Expired	(129,151)	9.91
Outstanding at March 31, 2025	21,758,054	3.39	8.0	$5,800
Exercisable at March 31, 2025	8,812,971	$3.59	6.9	$3,537

As of March 31, 2025, total unrecognized stock-based compensation related to stock options was $28.0 million, which the Company expects to recognize over a remaining weighted average period of 2.3 years.
Determination of fair value
The estimated grant-date fair value of all the Company’s stock options was calculated using the Black-Scholes option pricing model, based on the following assumptions:

For the Three Months Ended March 31,
	2025	2024
Expected term (in years)	5.5-6.1	5.5-6.1
Volatility	90%-92%	81%-82%
Risk-free interest rate	4.0%-4.4%	3.8%-4.1%
Dividend Yield	—%	—%

Restricted stock units
Activity for restricted stock units is shown below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2024	3,711,710	$3.12
Granted	1,122,562	3.36
Vested	(338,055)	4.13
Forfeitures	(111,373)	1.14
Unvested as of March 31, 2025	4,384,844	$3.15

As of March 31, 2025, there was $7.8 million of unrecognized compensation expense related to the outstanding restricted stock units expected to be recognized over a remaining weighted-average period of 2.0 years.
9.Net loss per share
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
The following potentially dilutive securities, presented based on amounts outstanding at period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders because including them would be anti-dilutive:

	March 31,	March 31,
	2025	2024
Stock options	21,758,054	20,266,875
Restricted stock units	4,384,844	4,548,955
Unvested restricted stock	—	268,872
Total	26,142,898	25,084,702

10.Segment reporting
The Company has one reportable segment.
The Company’s Chief Operating Decision Maker (the “CODM”), its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of allocating resources, making operating decisions and evaluating performance. When evaluating the Company’s financial performance, the CODM regularly reviews total expenses by expense category and the CODM makes decisions using this information on a consolidated basis. There are no other measures of profitability used by the CODM, other than those disclosed in these condensed consolidated financial statements.
The table below is a summary of the significant segment expenses (in thousands) provided to our CODM on a regular basis:

	Three Months Ended March 31,
	2025	2024
Drug creation programs and platform (1)	$4,006	$3,629
External preclinical and clinical development (2)	2,684	27
Personnel (3)	9,865	9,926
Stock-based compensation	4,943	3,597
General & administrative	4,338	3,801
Depreciation and amortization	3,072	3,416
Total operating expenses	$28,908	$24,396

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
We are advancing antibody therapeutics using generative AI design to create better biologics for patients, faster. We leverage our Integrated Drug Creation platform to combine generative AI models with a synthetic biology data engine, enabling the design of antibody therapeutics that address certain therapeutic targets. Our approach leverages a continuous feedback loop between proprietary AI algorithms and wet lab validation. Each cycle refines our data and builds upon our models, further supporting innovation.
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
Alongside collaborations with pharmaceutical, biotechnology, technology, and academic leaders, we are advancing our own pipeline of AI designed antibody therapeutics. Our business model is focused on monetizing our Integrated Drug Creation platform by generating internally developed programs that are later partnered or out-licensed following certain value inflection points (anywhere from preclinical through clinical development) or by partnering with third parties who wish to leverage our Integrated Drug Creation platform for early discovery efforts in a variety of deal structures.
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
Total revenue was $1.2 million for the three months ended March 31, 2025, compared to $0.9 million for the three months ended March 31, 2024, an increase of $0.3 million due to the number of ongoing partnered programs and respective timing of project-based milestones achieved. We incurred a net loss of $26.3 million for the three months ended March 31, 2025, compared to a net loss of $22.0 million for the three months ended March 31, 2024. Research and development expenses increased by $4.1 million, or 34%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
As of March 31, 2025, we had an accumulated deficit of $535.9 million and cash and cash equivalents and short-term investments totaling $134.0 million.
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
Key factors affecting our results of operations and future performance
We believe that our future financial performance will be primarily driven by multiple factors as described below, each of which presents growth opportunities for our business. These factors also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations. Our ability to successfully address these challenges is subject to various risks and uncertainties, including those described in the “Risk Factors” sections of this Quarterly Report on Form 10-Q and those described in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 18, 2025.
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
Internally developed programs
Our pipeline reflects internally developed programs which highlight our differentiated capabilities, including in de novo antibody design, multi-parametric lead optimization, and reverse immunology, with an initial focus on cytokine biology. As of May 13, 2025, we have identified four wholly owned, internally developed programs focusing on cytokine biology, as well as several undisclosed internal pipeline programs currently in early discovery phases.
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
Clinical development of ABS-101 is ongoing and in May 2025 we initiated dosing of participants in the first-in-human study in our Phase 1 clinical program investigating ABS-101 as a treatment for IBD. We anticipate an interim clinical readout in the second half of 2025.
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
AMD strategic collaboration
In January 2025, we entered into a strategic collaboration with Advanced Micro Devices, Inc. (AMD) has a goal to optimize the performance of AMD InstinctTM accelerators and ROCmTM software to support our AI drug creation, including our de novo antibody design models. Additionally, AMD invested $20.0 million through the purchase of 5,714,285 shares of our common stock a private investment in public equity (PIPE) at a premium over the market price.
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
We expect that our revenue will fluctuate from period to period due to, for example, the timing of executing additional partnerships, the contractual structure of future partnerships, the measurement of progress towards completion of each program, the uncertainty of the timing of milestone achievements and dependence on our partners’ program-related decisions. We expect revenue to increase over time as we grant licenses to our partners for the clinical and commercial use of product candidates, and as the partnered product candidates advance into and through clinical development and commercialization.
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
Other income, net
Other income, net consists primarily of interest income from our cash, cash equivalents and short-term investments and realized and unrealized gains and losses on foreign currency transactions.

Results of Operations
The results of operations presented below should be reviewed in conjunction with our condensed consolidated financial statements and notes included elsewhere in this Quarterly Report. The following tables set forth our results of operations for the periods presented (In thousands):

	For the Three Months Ended March 31,
	2025	2024
Partner program revenue	$1,179	$898
Operating expenses
Research and development	16,364	12,236
Selling, general and administrative	9,472	8,744
Depreciation and amortization	3,072	3,416
Total operating expenses	28,908	24,396
Operating loss	(27,729)	(23,498)
Other income (expense)
Interest expense	(79)	(176)
Other income, net	1,458	1,711
Total other income, net	1,379	1,535
Loss before income taxes	(26,350)	(21,963)
Income tax benefit (expense)	4	(12)
Net loss	$(26,346)	$(21,975)

Comparison of the Three Months Ended March 31, 2025 and 2024
The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 (In thousands, except for percentages):
Revenue

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
Partner program revenue	$1,179	$898	$281	31%

Partner program revenue increased by $0.3 million, or 31%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, driven by a combination of the timing of achieving project-based milestones and the mix of ongoing program activity under our drug creation agreements. For the three months ended March 31, 2025 and 2024, two partners represented approximately 95% and 99% of partner program revenue, respectively.
Operating expenses
The following table summarizes our operating expenses for the three months ended March 31, 2025 and 2024 (In thousands, except for percentages):

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
Operating expenses
Research and development	$16,364	$12,236	$4,128	34%
Selling, general and administrative	9,472	8,744	728	8%
Depreciation and amortization	3,072	3,416	(344)	(10)%
Total operating expenses	$28,908	$24,396	$4,512	18%

Research and development
Research and development expenses increased by $4.1 million, or 34%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily attributable to the advancement of our drug creation programs representing $3.1 million of this increase, including direct costs associated with external preclinical development, and an increase of $1.0 million of personnel costs and stock-based compensation.
Selling, general and administrative expenses
Selling, general, and administrative expenses increased by $0.7 million, or 8%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily attributable to an increase in stock-based compensation of $1.0 million, an increase in other administrative costs of $0.4 million, offset by a decrease in personnel costs of $0.7 million.
Depreciation and amortization
Depreciation and amortization expense decreased by $0.3 million, or 10%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to disposals of lab equipment.
Other income (expense)
Interest expense
Interest expense was $0.1 million for the three months ended March 31, 2025, compared to $0.2 million for the three months ended March 31, 2024, representing a decrease of $0.1 million, or 55%, primarily attributable to decreased finance lease and long-term debt obligations.
Other income, net
Other income, net, was $1.5 million for the three months ended March 31, 2025, compared to $1.7 million for the three months ended March 31, 2024, representing a decrease of $0.3 million, or 15%, primarily attributable to realized and unrealized gains and losses on foreign currency transactions. Investment income from cash, cash equivalents and short-term investments remained relatively consistent between periods.
Liquidity and Capital Resources
Overview
As of March 31, 2025, we had $134.0 million of cash, cash equivalents and short-term investments.
We have incurred net operating losses since inception. As of March 31, 2025, our accumulated deficit was $535.9 million. To date, we have funded operations through issuances and sales of equity securities and debt, in addition to revenue generated from our drug creation agreements. We believe that our cash, cash equivalents and short-term investments will be sufficient to meet our operating expenses, working capital and capital expenditure needs over at least the next 12 months following the date of this filing.
Our future capital requirements will depend on many factors, including, but not limited to our ability to raise additional capital through equity or debt financing, the development of our internally developed programs including the progress and strategy of any preclinical and clinical activities, our ability to successfully secure additional partnerships under contract with new partners and increase the number of programs covered under contracts with existing partners, the advancement of technology development activities with existing and future partners, the successful preclinical and clinical development by us and our partners of product candidates generated using our Integrated Drug Creation platform, and the successful commercialization by us and our partners of any such product candidates that are approved. If we are unable to execute on our business plan and adequately fund operations, or if our business plan requires a level of spending in excess of cash resources, we may be required to change our strategies related to preclinical and clinical development and our approach to negotiating partnerships. Alternatively, we may need to seek additional equity or debt financing, which may not be available on terms acceptable to us or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our programs, making product acquisitions, making capital expenditures, or declaring dividends. If we are unable to generate sufficient revenue or raise additional capital when desired, our business, financial condition, results of operations and prospects would be adversely affected.
Sources of liquidity
Since our inception, we have financed our operations primarily from the issuance and sale of our redeemable convertible preferred stock, issuances of equity securities, borrowings under long-term debt agreements, and to a lesser extent, cash flow from operations.
Equipment financing
In 2022, we received a total of $12.0 million of proceeds from equipment financing arrangements. Terms of the agreements require monthly payments over 42-48 month periods with imputed interest rates ranging from 8%-10%. As of March 31, 2025, the combined outstanding balance on these agreements is $3.2 million.
At-the-market offering
On June 16, 2023, we entered into a Sales Agreement with Cowen and Company, LLC, as Sales Agent, with respect to an “at the market offering” program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, par value $0.0001 per share, having an aggregate offering price of up to $100.0 million through the Sales Agent. We will pay the Sales Agent a commission up to 3.0% of the gross sales proceeds of any shares sold under the Sales Agreement. As of March 31, 2025, we have issued 5,647,188 shares and received $23.3 million in net proceeds from the sale of securities pursuant to the Sales Agreement.
Public offering of common stock
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
Private investment in public equity
In January 2025, we entered into a strategic collaboration with AMD and sold an aggregate of 5,714,285 shares of our common stock to AMD for net proceeds of $20.0 million through a private investment in public equity (PIPE). The issuance of stock to AMD was at a premium of approximately $2.5 million over the market price on the issuance date.
Cash Flows
The following summarizes our cash flows (In thousands):

	For the Three Months Ended March 31,
	2025	2024
Net cash provided by (used in)
Operating activities	(21,839)	(17,863)
Investing activities	(15,044)	(76,681)
Financing activities	42,794	81,184
Net increase (decrease) in cash, cash equivalents, and restricted cash	$5,911	$(13,360)

Cash flows from operating activities
In the three months ended March 31, 2025, net cash used in operating activities was $21.8 million and consisted primarily of a net loss of $26.3 million adjusted for non-cash items, including depreciation and amortization expense of $3.1 million, stock-based compensation expense of $4.9 million, and a net increase in operating assets and liabilities in the amount of $2.8 million. Net cash used in operations increased by $4.0 million year-over-year primarily due to increased research and development costs, including ABS-101 external preclinical development costs.
In the three months ended March 31, 2024, net cash used in operating activities was $17.9 million and consisted primarily of a net loss of $22.0 million adjusted for non-cash items, including depreciation and amortization expense of $3.4 million, stock-based compensation expense of $3.6 million, and a net increase in operating assets and liabilities in the amount of $2.2 million.
Cash flows from investing activities
In the three months ended March 31, 2025, net cash used in investing activities was $15.0 million primarily from purchases of short-term investments of $40.1 million, partially offset by cash provided by maturities of short-term investments of $25.0 million.
In the three months ended March 31, 2024, net cash used in investing activities was $76.7 million primarily from purchases of short-term investments of $97.3 million, partially offset by maturities of short-term investments of $20.5 million.
Cash flows from financing activities
In the three months ended March 31, 2025, net cash provided by financing activities was $42.8 million. The net cash provided resulted primarily from proceeds of $41.7 million from the issuance of common stock pursuant to the PIPE with AMD and pursuant to the ATM, and proceeds of $1.9 million from the issuance of common stock from stock option exercises and our 2021 ESPP, partially offset by principal payments of $0.8 million made for financed equipment.
In the three months ended March 31, 2024, net cash provided by financing activities was $81.2 million primarily from proceeds of $80.8 million from the issuance of common stock from a public offering and proceeds of $1.6 million from the issuance of common stock from option exercises and our 2021 ESPP, partially offset by principal payments of $1.3 million made for financed equipment.
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
This report should be read in conjunction with the consolidated financial statements in our 2024 Annual Report on Form 10-K where we include additional information on our business, risk factors, critical accounting estimates, policies, and the methods and assumptions used in our estimates, among other important information.
There were no material changes in our critical accounting policies and estimates during the three months ended March 31, 2025.
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
Subject to certain conditions, as an emerging growth company, we may rely on certain other exemptions and reduced reporting requirements, including without limitation (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement by the Public Company Accounting Oversight Board (PCAOB) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more; (b) December 31, 2026, the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO; (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (d) the date we qualify as a “large accelerated filer,” which requires the market value of our common stock held by non-affiliates to exceed $700.0 million as of the prior June 30th.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Not applicable.
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
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 18, 2025. The risks described in our Annual Report and this Quarterly Report on Form 10-Q are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on the Company. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.
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
Our current business has a limited operating history. We began commercial operations in 2018. Before engaging in commercial operations, we focused primarily on technology development. Our revenue to date has been generated primarily from drug creation activities through partnerships, and we do not anticipate generating any revenue from commercial product sales, if ever, until we successfully complete the clinical development of, and achieve regulatory approval for, any of our internally developed programs, all of which are still in preclinical development. We are still early in the adoption phase of our drug creation model, and, as of April 30, 2025, no partner has entered into a license for clinical or commercial use of any intellectual property rights related to a product candidate or cell lines. We also have only recently begun to develop programs for our own product candidates and may experience difficulties advancing these programs through to clinical development and generating value from them. We may never achieve commercial success and we have limited historical financial data upon which we may base our projected financial performance. We also have limited historical financial data upon which we may base our planned operating expenses or upon which you may evaluate our business and prospects. Based on our limited experience, we may not be able to effectively:
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
We have incurred significant losses since our inception. For the three months ended March 31, 2025 and 2024, we incurred net losses of $26.3 million and $22.0 million, respectively. As of March 31, 2025, we had an accumulated deficit of $535.9 million. We expect that our operating expenses will continue to increase as we grow our business and advance our internally developed programs. Since our inception, we have financed our operations primarily from private placements of our equity securities, convertible promissory notes, the sale of common stock in our initial public offering (IPO), subsequent follow-on offering, the incurrence of other indebtedness and other financing activities, and to a lesser extent, revenue derived from our drug creation activities leveraging our Integrated Drug Creation platform. We have devoted substantially all of our resources to the development of our Integrated Drug Creation platform and commercialization of resulting drug creation capabilities, and the research and development of our internally developed programs. We will need to generate significant additional revenue to achieve and sustain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. We may never be able to generate sufficient revenue to achieve or sustain profitability and our recent and historical financial and operating results should not be considered indicative of our future performance.
We will need to raise additional capital to fund our operations and improve our Integrated Drug Creation platform. If we are unable to raise additional capital on terms acceptable to us or at all, we may not be able to compete successfully, which would harm our business, operations, and financial condition.
As of March 31, 2025, we had $134.0 million in cash, cash equivalents and short term investments. We expect our current cash, cash equivalents and short term investments and anticipated cash flows from operations will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months. If our available resources and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of higher expenses than we anticipate related to internally developed programs or our investments in our Integrated Drug Creation platform or any other technology, lower demand from existing and potential partners for our Integrated Drug Creation platform, or the realization of other risks described in this "Risk Factors” section, we will be required to raise additional capital through issuances of equity or convertible debt securities, entrance into a credit facility or another form of third party funding, or seek other sources of financing. Such additional financing may not be available on terms acceptable to us or at all.
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
For the three months ended March 31, 2025, all of our revenue was generated by technology development fees through performing drug creation activities for our partnered programs. To date, such fees have generally been payable upon both the inception of, and the demonstration of technical achievement of program milestones, under drug creation agreements with our partners. Our business model depends, in part, on the successful completion of the drug creation phase under these arrangements and on our subsequent entry into long-term license arrangements with our partners that entitle us to development, regulatory and commercial milestones and/or royalties with respect to product candidates generated through our Integrated Drug Creation platform, as well as product candidates discovered and/or manufactured in cell lines developed by us. We are still in the very early stages of implementing our drug creation model and, to date, no partner has entered into a license for clinical or commercial use of any intellectual property rights related to product candidates discovered thereunder or cell lines developed by us. If we are unable to maintain these partnerships (including if such partnerships are terminated prior to or upon completion of the drug creation phase) or we are otherwise unable to enter into commercial license agreements for our partnered programs, we will not receive any downstream payments, which may have a material and adverse effect on our business prospects. Additionally, any such license agreements that we may enter into may not be on terms that are favorable to us and may not result in meaningful revenues to us, or at all, or such license agreements may be terminated.
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
Disruptions to the operations of the FDA, the SEC and other government agencies, including from funding shortages, government shutdowns or global health concerns, in addition to substantial uncertainty regarding the U.S. presidential administration’s initiatives and staffing cuts and how these might impact the FDA, its implementation of laws, regulations, policies and guidance, and its personnel, could hinder government agencies’ ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, including timely reviews, which could negatively impact our business.
The ability of the FDA or comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes that may otherwise affect the FDA’s or comparable foreign regulatory authorities’ ability to perform routine functions. In addition, government funding of the SEC and other government agencies or comparable foreign regulatory authorities on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would harm our business. Changes and cuts in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.
Similar consequences would also result in the event of another significant shutdown of the federal government. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, or if geopolitical or global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Such changes could significantly impact the ability of the FDA to timely review and take action on our regulatory submissions, which could have a material adverse effect on our business, including INDs placed on clinical holds or delayed new drug approvals. If the FDA is constrained in its ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. Further, in our operations as a public company, future government shutdowns or substantial leadership, personnel, and policy changes could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
With the change in the U.S. Presidential Administration in 2025, there is substantial uncertainty as to whether and how the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Some of these efforts have manifested to date in the form of personnel cuts and measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development and obtain the requisite regulatory approvals in the future. There remains general uncertainty regarding future activities. The new Administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance as a result of the new Administration or otherwise, there could be a material adverse effect on us and our business.
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
In the three months ended March 31, 2025 and 2024, revenue from two partners accounted for 95% and 99% of our partner program revenue, respectively. The revenue attributable to these partnerships may fluctuate in the future, which could have an adverse effect on our business, financial condition, results of operations and prospects. Our existing partners may cease to use our technologies depending on their own technological developments, availability of other competing technologies, and internal decisions regarding allocation of time and resources to the discovery and development of biologic product candidates, over which we have no control. Our existing and potential future partners may have limited resources to initiate new programs, which could limit their adoption or scale of application of our technologies. In addition, existing partners may choose to produce some or all of their requirements internally by using or internally developing their own capabilities or by using capabilities from acquisitions of assets or entities from third parties with such capabilities. While our business is not substantially dependent on partner program revenues from any individual partner, because we currently have a limited number of partnerships, a loss of one of our partners could adversely impact our revenue, results of operations, cash flows or reputation in any given period.
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
As of March 31, 2025 the aggregate number of shares of our common stock that may be issued pursuant to our 2021 Plan, 2021 ESPP, and 2023 Inducement Plan are 5,947,684 shares, 3,278,359 shares, and 1,724,200 shares, respectively. The number of shares of common stock that may be issued pursuant to the 2021 Plan does not include outstanding equity awards. The number of shares of common stock reserved for issuance under the 2021 Plan and 2021 ESPP are automatically increased on each January 1 by 5% and 1%, respectively, of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future issuance each year, our stockholders will experience additional dilution, which could cause our share price to fall.
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
As of April 30, 2025, our executive officers, directors, and 5% stockholders beneficially owned over 45% of our common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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
Our results of operations could be adversely affected by general conditions in the global economy and financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our technologies and our ability to raise additional capital when needed on favorable terms, if at all. Recently, the rate of inflation has increased throughout the U.S. economy. Inflation may adversely affect us by increasing the costs associated with performing research and development on internal research initiatives and partnered programs. We may experience significant increases in the prices of labor, consumables, and other costs of doing business. In an inflationary environment, such cost increases may outpace our expectations, causing us to use cash faster than forecasted. A weak or declining economy may also strain our partners, possibly resulting in supply disruption, or cause delays in their payments to us. In addition, the U.S. has recently imposed blanket 10% tariffs on virtually all imports to the U.S. and significantly higher tariffs applicable to imports from many countries, which have resulted in other countries imposing additional tariffs on imports from the U.S., and is likely to continue to result in more retaliatory tariffs. On April 9, 2025, the U.S. announced a temporary pause on its tariffs applicable to many countries, while increasing the tariffs applicable to imports from China. The Trump administration has threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
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
Like other companies in our industry, we, and our third-party vendors, have experienced threats and cybersecurity incidents relating to our information technology systems and infrastructure. Although we seek to take reasonable measures to protect confidential and sensitive data from unauthorized access, use or disclosure, no security measures can be perfect and our information technology systems and infrastructure, and those of our vendors, subcontractors, and partners upon which we rely, are vulnerable to cyberattacks, computer viruses, bugs, worms, or other malicious codes, malware (including as a result of advanced persistent threat intrusions), and other attacks by computer hackers, cracking, application security attacks, ransomware, extortion events, social engineering fraud (including through phishing attacks), supply chain attacks and vulnerabilities through our third-party service providers, denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, and other similar threats by hackers or breaches or compromises caused by erroneous actions or inactions by our employees, consultants, third parties or their contracted service providers, malfeasance or other malicious or inadvertent disruptions. Any such cybersecurity incident, data breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost, misused, or stolen. Any such access, breach, or other loss of information could require us to notify impacted stakeholders (including affected individuals, regulators and investors) and result in legal claims or proceedings and related legal exposure and liabilities, including fines and penalties. Unauthorized access, loss, misuse, or dissemination could also disrupt our operations and damage our reputation, any of which could adversely affect our business.
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
We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved, and an exemption from compliance with the requirement of the PCAOB regarding the communication of critical audit matters in the auditor’s report on the financial statements. We could be an emerging growth company for up to five years following the year in which we completed our IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more; (b) December 31, 2026, the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO; (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (d) the date we qualify as a “large accelerated filer,” which requires the market value of our common stock held by non-affiliates to exceed $700.0 million as of the prior June 30th.
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
On January 7, 2025, we sold an aggregate of 5,714,285 shares of our common stock to Advanced Micro Devices, Inc. at an offering price of $3.50 per share, for total cash proceeds of $20.0 million. The shares were sold in a private placement without registration under the Securities Act, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as a transaction not involving a public offering, and in reliance on similar exemptions under applicable state laws.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c) Insider Trading Arrangements
During the quarter ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a plan or other arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangements under the Exchange Act.

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

4.4
Registration Rights Agreement by and between the Registrant and Advanced Micro Devices, Inc., dated as of January 7, 2025 (filed as Exhibit 4.4 to the Form 10-K, File No. 002-40646, filed by Absci Corporation on March 18, 2025).

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

ABSCI CORPORATION

Date: May 13, 2025	By:	/s/ Zachariah Jonasson
Zachariah Jonasson, Ph.D.
Chief Financial Officer (Principal Financial Officer) and Chief Business Officer

Date: May 13, 2025	By:	/s/ Todd Bedrick
Todd Bedrick
Chief Accounting Officer (Principal Accounting Officer)