Form 10-Q
period 2025-06-30
Absci Corp
filed 2025-08-12
CIK 1672688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes   ☐     No  ☒
The registrant had outstanding 149,522,647 shares of $0.0001 par value common stock as of July 31, 2025.

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

•Our plans and expectations regarding the initiation, timing, progress, results, and costs of both of our internally developed programs and partnered programs, including current and future preclinical studies and clinical trials, and the period during which the results of such studies and trials will become available, are subject to a high degree of uncertainty;
•Our current business has a limited operating history, which may make it difficult to evaluate our business and predict our future performance;
•We have incurred significant losses since inception, we expect to incur losses in the future and we may not be able to generate sufficient revenue to achieve and maintain profitability;
•We will need to raise additional capital to fund our operations, including the advancement of internally developed programs, and improve our Integrated Drug Creation platform. If we are unable to raise additional capital on terms acceptable to us or at all, we may not be able to compete successfully, which would harm our business, operations, and financial condition;
•Biologic drug development is inherently uncertain, and it is possible that our technology may not succeed in discovering appropriate molecules. Even if we do succeed, it is possible that none of the product candidates created using our Integrated Drug Creation platform that we are developing internally or that are further developed by our partners will achieve development or regulatory milestones, including marketing approval, or become viable commercial technologies, on a timely basis or at all, which would harm our ability to generate revenue;
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
•We rely and expect to continue to rely on third parties to conduct our preclinical studies and clinical trials. If those third parties do not perform as contractually required, fail to satisfy legal or regulatory requirements, miss expected deadlines or the relationship terminates prematurely, our internally developed programs could be delayed, or become more costly or unsuccessful, and such programs may never obtain regulatory approval or commercialization;

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
•If we are unable to obtain and maintain sufficient intellectual property protection for our technologies, including for our cell line and expression technologies, generative deep learning technology, proprietary assays and techniques, and antibody and target discovery technology, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technologies similar or identical to ours, and our ability to successfully leverage our technologies may be impaired; and
•Disruptions to the operations of the FDA and other government agencies, in addition to substantial uncertainty regarding the U.S. presidential administration’s initiatives and staffing cuts, could prevent those agencies from performing normal business functions on which the operation of our business may rely, including timely reviews, which could negatively impact our business.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Risk Factors”. Forward-looking statements can often be identified by the use of terminology such as “may,” “might,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking. In particular, these forward-looking statements include, but are not limited to:
•our plans and expectations regarding the initiation, timing, progress, results, and costs of both of our internally developed programs and partnered programs,, including current and future preclinical studies and clinical trials, and the period during which the results of such studies and trials will become available;

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
•our ability to enter into commercial license agreements for our existing partnered programs who do not currently have milestone payment and royalty obligations to us;
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

Part I. Financial Information
Item 1. Financial Statements
ABSCI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except for share and per share data)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$38,024	$41,213
Restricted cash	16,209	15,947
Short-term investments	79,434	71,212
Accounts receivable, net	700	—
Prepaid expenses and other current assets	3,037	5,459
Total current assets	137,404	133,831
Operating lease right-of-use assets	3,457	3,968
Property and equipment, net	24,063	29,167
Intangibles, net	43,198	44,883
Restricted cash, long-term	1,054	1,054
Other long-term assets	716	705
TOTAL ASSETS	$209,892	$213,608
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,206	$3,529
Accrued expenses	5,715	6,842
Contingent consideration	12,750	12,750
Long-term debt	1,986	2,733
Operating lease obligations	1,705	1,608
Financing lease obligations	7	78
Deferred revenue	954	1,116
Total current liabilities	31,323	28,656
Long-term debt, net of current portion	161	1,257
Operating lease obligations, net of current portion	3,553	4,429
Other long-term liabilities	1,482	133
TOTAL LIABILITIES	36,519	34,475
Commitments (See Note 6)
STOCKHOLDERS' EQUITY
Preferred stock	—	—
Common stock	13	12
Additional paid-in capital	739,565	688,726
Accumulated deficit	(566,516)	(509,601)
Accumulated other comprehensive income (loss)	311	(4)
TOTAL STOCKHOLDERS' EQUITY	173,373	179,133
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$209,892	$213,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except for share and per share data)	2025	2024	2025	2024

Partner program revenue	$593	$1,270	$1,772	$2,168
Operating expenses
Research and development	20,458	15,261	36,822	27,497
Selling, general and administrative	8,528	9,346	18,000	18,090
Depreciation and amortization	3,000	3,384	6,072	6,800
Total operating expenses	31,986	27,991	60,894	52,387
Operating loss	(31,393)	(26,721)	(59,122)	(50,219)
Other income (expense)
Interest expense	(56)	(150)	(135)	(326)
Other income, net	1,011	2,121	2,469	3,832
Total other income, net	955	1,971	2,334	3,506
Loss before income taxes	(30,438)	(24,750)	(56,788)	(46,713)
Income tax benefit (expense)	(131)	—	(127)	(12)
Net loss	$(30,569)	$(24,750)	$(56,915)	$(46,725)

Net loss per share: Basic and diluted	$(0.24)	$(0.22)	$(0.45)	$(0.44)

Weighted-average common shares outstanding: Basic and diluted	127,592,948	112,934,086	126,035,844	106,163,709

Comprehensive loss:
Net loss	$(30,569)	$(24,750)	$(56,915)	$(46,725)
Foreign currency translation adjustments	324	43	401	(4)
Unrealized loss on investments	(32)	(25)	(86)	(73)
Comprehensive loss	$(30,277)	$(24,732)	$(56,600)	$(46,802)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except for share data)	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balances - December 31, 2024	115,362,265	$12	$688,726	$(509,601)	$(4)	$179,133
Issuance of common shares, net of issuance costs of $744	10,983,477	1	39,158	—	—	39,159
Issuance of shares under stock plans, net of shares withheld for tax payments	1,195,012	—	1,914	—	—	1,914
Stock-based compensation	—	—	4,913	—	—	4,913
Foreign currency translation adjustments	—	—	—	—	77	77
Unrealized loss on investments	—	—	—	—	(54)	(54)
Net loss	—	—	—	(26,346)	—	(26,346)
Balances - March 31, 2025	127,540,754	$13	$734,711	$(535,947)	$19	$198,796
Issuance of shares under stock plans, net of shares withheld for tax payments	136,426	—	102	—	—	102
Stock-based compensation	—	—	4,752	—	—	4,752
Foreign currency translation adjustments	—	—	—	—	324	324
Unrealized loss on investments	—	—	—	—	(32)	(32)
Net loss	—	—	—	(30,569)	—	(30,569)
Balances - June 30, 2025	127,677,180	$13	$739,565	$(566,516)	$311	$173,373

(In thousands, except for share data)	Common Stock		Additional Paid-In Capital	Accumulated Deficit		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balances - December 31, 2023	93,087,675	$9	$582,699	$(406,495)		$(37)	$176,176
Issuance of common shares, net of issuance costs of $411	19,205,000	2	80,825	—	—	—	80,827
Issuance of shares under stock plans, net of shares withheld for tax payments	706,247	—	1,630	—		—	1,630
Stock-based compensation	—	—	3,544	—		—	3,544
Foreign currency translation adjustments	—	—	—	—		(47)	(47)
Unrealized loss on investments	—	—	—	—		(48)	(48)
Net loss	—	—	—	(21,975)		—	(21,975)
Balances - March 31, 2024	112,998,922	$11	$668,698	$(428,470)		$(132)	$240,107
Issuance of shares under stock plans, net of shares withheld for tax payments	483,455	—	760	—		—	760
Stock-based compensation	—	—	5,353	—		—	5,353
Forfeiture of common stock	(37,886)	—	—	—		—	—
Foreign currency translation adjustments	—	—	—	—		43	43
Unrealized loss on investments	—	—	—	—		(25)	(25)
Net loss	—	—	—	(24,750)		—	(24,750)
Balances - June 30, 2024	113,444,491	$11	$674,811	$(453,220)		$(114)	$221,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
(In thousands)	2025	2024
Cash Flows From Operating Activities
Net loss	$(56,915)	$(46,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,072	6,800
Stock-based compensation	9,666	8,879
Accretion of discount on short-term investments	(1,368)	(1,843)
Other	(119)	(11)
Changes in operating assets and liabilities:
Accounts receivable, net	(700)	2,144
Prepaid expenses and other current assets	1,860	997
Operating lease right-of-use assets and liabilities	(268)	(444)
Other long-term assets	(86)	(76)
Accounts payable	4,669	191
Accrued expenses and other liabilities	(1,361)	(2,450)
Deferred revenue	(162)	(2,168)
Net cash used in operating activities	(38,712)	(34,706)
Cash Flows From Investing Activities
Purchases of property and equipment	(248)	(333)
Investment in short-term investments	(57,940)	(131,242)
Proceeds from maturities of short-term investments	51,000	56,000
Proceeds from sales of property and equipment	1,183	149
Net cash used in investing activities	(6,005)	(75,426)
Cash Flows From Financing Activities
Principal payments on long-term debt	(1,843)	(1,673)
Principal payments on finance lease obligations	(72)	(494)
Proceeds from issuance of common stock, net	41,689	83,217
Proceeds from issuance of common stock through employee equity plans, net	2,016	—
Net cash provided by financing activities	41,790	81,050
Net increase (decrease) in cash, cash equivalents, and restricted cash	(2,927)	(29,082)
Cash, cash equivalents and restricted cash - Beginning of period	58,214	89,667
Cash, cash equivalents, and restricted cash - End of period	$55,287	$60,585

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Right-of-use assets obtained in exchange for operating lease obligation	—	433

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.Organization and nature of operations
Absci Corporation (the “Company”) is a clinical stage biopharmaceutical company advancing potential breakthrough antibody therapeutics with generative AI. The Company’s Integrated Drug Creation platform comprises, in part, cutting edge AI models aimed at designing better antibody therapeutics, including against hard-to-drug targets.
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
2.Revenue recognition
Contract balances
Contract liabilities are recorded as deferred revenue when cash payments are received or due in advance of the satisfaction of performance obligations. As of June 30, 2025 and December 31, 2024, contract liabilities were $1.0 million and $1.1 million, respectively. During the three and six months ended June 30, 2025, the Company recognized $0.2 and $0.6 million, respectively, as revenue that had been included in deferred revenue at the beginning of the period. During the three and six months ended June 30, 2024, the Company recognized $1.3 million and $2.2 million, respectively, as revenue that had been included in deferred revenue at the beginning of the period.
Concentration of risk
During the three and six months ended June 30, 2025, two partners represented approximately 99% and three partners represented 100% of total partner program revenue, respectively. During the three and six months ended June 30, 2024, two partners represented 100% of total partner program revenue.
3.Collaborative arrangements
As of June 30, 2025, the Company has collaborative arrangements with PrecisionLife, Memorial Sloan Kettering Cancer Center, Twist Bioscience, and Owkin that involve joint research and development activities and for which the parties are exposed to significant risks and rewards dependent on the commercial success of such activities. The Company performs drug creation activities to co-develop product candidates. These arrangements include rights for the parties to share in the potential value created by the programs, as well as cost sharing which may result in payments between the parties. The Company’s accounting policy is to present cost sharing payments to and from the Company’s collaborators within research and development expense on the condensed consolidated statements of operations and comprehensive loss. The Company did not have cost sharing payments related to collaborative arrangements during the three or six months ended June 30, 2025 and 2024.
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
The amortized cost and fair value of investments are as follows (in thousands):

	June 30, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Assets
Money market funds	$8,404	$—	$—	$8,404
U.S. treasuries	79,459	2	(27)	79,434
Total	$87,863	$2	$(27)	$87,838
Classified as:
Cash equivalents				$8,404
Short-term investments				79,434
Total				$87,838

	December 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Assets
Money market funds	$2,134	$—	$—	$2,134
U.S. treasuries	71,151	61	—	71,212
Total	$73,285	$61	$—	$73,346
Classified as:
Cash equivalents				$2,134
Short-term investments				71,212
Total				$73,346

Investments held as of June 30, 2025 have a remaining maturity of less than one year. Proceeds from maturities of available-for-sale securities were $26.0 million and $51.0 million for the three and six months ended June 30, 2025, respectively. Proceeds from maturities of available-for-sale securities were $54.5 million and $89.1 million for the three and six months ended June 30, 2024, respectively. There were no realized gains or losses on securities for the three and six months ended June 30, 2025 and 2024. Unrealized gains and losses on securities were primarily due to changes in interest rates.
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
The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Debt Securities:
Money market funds	$8,404	$—	$—	$8,404
U.S. treasuries	5,000	74,434	—	79,434
Total assets	$13,404	$74,434	$—	$87,838
Liabilities:
Contingent consideration	$—	$—	$12,750	$12,750
Total liabilities	$—	$—	$12,750	$12,750

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Debt Securities:
Money market funds	$2,134	$—	$—	$2,134
U.S. treasuries	—	71,212	—	71,212
Total assets	$2,134	$71,212	$—	$73,346
Liabilities:
Contingent consideration	$—	$—	$12,750	$12,750
Total liabilities	$—	$—	$12,750	$12,750

The Company reviews trading activity and pricing for its available-for-sale securities as of the measurement date.
There was no change to the value of liabilities measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2025. The contingent consideration liability is related to the acquisition of Totient, Inc. and is included in contingent consideration on the condensed consolidated balance sheet as of June 30, 2025 and December 31, 2024. The fair value estimate is based on a probability-weighted approach. The contingent consideration of $15.0 million held in escrow shall be paid upon the achievement of the milestone of either entering into agreements meeting certain financial criteria with third parties using, or relating to, Totient technology or the first commercial sale of a Totient product. The contingent consideration held in escrow is included in restricted cash on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024.
The carrying amount of long-term debt approximates fair value.

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6.Commitments and contingencies
The Company has access to compute capacity and other services through an agreement with Oracle Cloud Infrastructure (OCI) through early 2028. The remaining financial commitments for the years 2025, 2026, 2027, and 2028 are $1.4 million, $4.6 million, $8.3 million, and $2.3 million, respectively.
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
At-the-market offering
In June 2023, the Company entered into a Sales Agreement with Cowen and Company, LLC, as Sales Agent, with respect to an “at the market offering” program under which the Company may offer and sell, from time to time, shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $100.0 million through the Sales Agent. The Company will pay the Sales Agent a commission up to 3.0% of the gross sales proceeds of any shares sold under the Sales Agreement. During the six months ended June 30, 2025, the Company has issued 5,269,192 shares and received $21.7 million in net proceeds from the sale of securities pursuant to the Sales Agreement.
Private investment in public equity
In January 2025, the Company entered into a strategic collaboration with Advanced Micro Devices, Inc. (AMD) and sold an aggregate of 5,714,285 shares of the Company’s common stock to AMD for net proceeds of $20.0 million through a private investment in public equity (PIPE). This strategic collaboration with AMD has a goal to optimize the performance of AMD InstinctTM accelerators and ROCmTM software to support the Company’s AI drug creation, including its de novo antibody design models. The issuance of stock to AMD was at a premium of approximately $2.5 million over the market price on the issuance date. The premium was recorded to accrued expenses and other long-term liabilities on the condensed consolidated balance sheet and will be recognized as a credit to research and development expense over the collaboration term. The amortization of the premium was $0.2 million and $0.3 million for the three and six months ended June 30, 2025, respectively.

8.Stock-based compensation
The Company grants stock options, restricted stock units, and stock appreciation rights (“SARs”) under the 2021 Stock Option and Incentive Plan (“2021 Plan”) and the 2023 Inducement Plan (the “2023 Inducement Plan”). On January 1, 2025, the number of shares of common stock reserved for future issuance under the 2021 Plan was increased by 5,768,113 shares pursuant to an automatic annual increase. As of June 30, 2025, 6,145,568 shares were available for future grant under the 2021 Plan. As of June 30, 2025, 1,724,200 shares were available for future grant under the 2023 Inducement Plan.
Total stock-based compensation expense related to all of the Company’s stock-based awards was recorded in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	2,015	1,913	$4,038	$3,567
Selling, general and administrative	2,737	3,383	5,659	5,326
Total stock-based compensation expense	$4,752	$5,296	$9,697	$8,893

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Stock options
Activity for stock options is shown below:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands $)
Outstanding at December 31, 2024	19,177,571	$3.39	7.6	$7,317
Granted	5,211,200	3.28
Exercised	(766,140)	2.31		1,645
Canceled/Forfeited	(1,703,265)	2.83
Expired	(513,780)	7.18
Outstanding at June 30, 2025	21,405,586	3.34	7.9	$5,643
Exercisable at June 30, 2025	9,379,791	$3.46	6.9	$3,867

As of June 30, 2025, total unrecognized stock-based compensation related to stock options was $25.2 million, which the Company expects to recognize over a remaining weighted average period of 2.2 years.
Determination of fair value
The estimated grant-date fair value of all the Company’s stock options was calculated using the Black-Scholes option pricing model, based on the following assumptions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Expected term (in years)	5.5-6.1	5.5-6.1	5.5-6.1	5.5-6.1
Volatility	91%-92%	82%-83%	90%-92%	81%-83%
Risk-free interest rate	3.9%-4.1%	4.3%-4.6%	3.9%-4.4%	3.8%-4.6%
Dividend Yield	—%	—%	—%	—%

Restricted stock units
Activity for restricted stock units is shown below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2024	3,711,710	$3.12
Granted	1,423,262	3.28
Vested	(414,216)	4.10
Forfeitures	(317,754)	2.65
Unvested as of June 30, 2025	4,403,002	$3.11

As of June 30, 2025, there was $6.6 million of unrecognized compensation expense related to the outstanding restricted stock units expected to be recognized over a remaining weighted-average period of 2.0 years.
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
The following potentially dilutive securities, presented based on amounts outstanding at period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders because including them would be anti-dilutive:

	For the Six Months Ended June 30,
	2025	2024
Stock options	21,405,586	19,487,460
Restricted stock units	4,403,002	4,444,031
Unvested restricted stock	—	157,202
Employee stock purchase plan	106,587	93,176
Total	25,915,175	24,181,869

On July 17, 2025, the Company sold an aggregate of 5,108,560 shares of the Company’s common stock pursuant to its “at the market” offering program.

On July 28, 2025, the Company sold of an aggregate of 16,670,000 shares of the Company’s common stock pursuant to an underwriting agreement with Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC, Jefferies LLC and TD Securities (USA) LLC at a public offering price of $3.00 per share, before underwriting discounts and commissions. The total estimated net proceeds to the Company from the offering are expected to be approximately $46.7 million after deducting underwriting discounts and commissions and offering expenses payable by the Company (see Note 11: Subsequent events).

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The table below is a summary of the significant segment expenses (in thousands) provided to the Company’s CODM on a regular basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Drug creation programs and platform (1)	$5,290	$3,862	$9,295	$7,491
External preclinical and clinical development (2)	5,370	2,299	8,054	2,326
Personnel (3)	10,283	9,398	20,148	19,324
Stock-based compensation	4,752	5,296	9,697	8,893
General & administrative	3,291	3,752	7,628	7,553
Depreciation and amortization	3,000	3,384	6,072	6,800
Total operating expenses	$31,986	$27,991	$60,894	$52,387

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
11.Subsequent events
Subsequent to June 30, 2025, the Company issued and sold 5,108,560 shares of common stock for net proceeds of $14.0 million pursuant to an “at the market offering” program.

On July 28, 2025, the Company sold an aggregate of 16,670,000 shares of its common stock, pursuant to an underwriting agreement with Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC, Jefferies LLC and TD Securities (USA) LLC at a public offering price of $3.00 per share, before underwriting discounts and commissions. The Company received total net proceeds from the offering of approximately $46.7 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a clinical-stage biopharmaceutical company advancing potential breakthrough therapeutics designed with generative AI. Our Integrated Drug Creation™ platform comprises, in part, cutting edge generative AI models aimed at designing better antibody therapeutics, including against hard-to-drug targets.
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
Our business model is focused on monetizing our Integrated Drug Creation platform by generating internally developed programs that are later partnered or out-licensed following certain value inflection points (anywhere from preclinical through clinical development) or by partnering with third parties who wish to leverage our Integrated Drug Creation platform for early discovery efforts in a variety of deal structures. Our Integrated Drug Creation platform enables our core competencies in three broad areas: target selection and discovery; AI-guided antibody drug creation, such as de novo antibody design; and AI-guided lead optimization. Recently, in collaboration with the California Institute of Technology, we demonstrated the successful de novo design of an antibody that targets a previously difficult-to-drug epitope in the HIV “caldera” region.

Internally developed programs: We believe that by developing our own pipeline, we will create optionality for enhanced monetization and validation of our Integrated Drug Creation platform. With the ability to selectively choose both novel and fast-follower targets, in addition to develop potentially best-in-class attributes, we aim to take our internally developed programs to certain value inflection points before considering partnering or out-licensing opportunities. We believe our Integrated Drug Creation platform, in combination with our clinical development strategy, is driving numerous potential near-term value inflection points that may enable proof of concept of two internally developed programs, ABS-101 and ABS-201, by the second half of 2026. Specifically, for ABS-101, which is in development as a potential treatment for Inflammatory Bowel Disease, we initiated the Phase 1 clinical trial in May 2025, and subject to successful completion of the Phase 1 clinical trial, we anticipate starting the Phase 1b/2a clinical trial by the first half of 2026; while for ABS-201, which is in development for the potential treatment of androgenetic alopecia, we anticipate filing an Investigational New Drug application or comparable foreign regulatory filing in the first half of 2026 and, subject to clearance of IND or comparable foreign regulatory filing and initiation of phase 1 clinical development, an interim Phase 1 read-out in the second half of 2026.
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
To date, we have had over 25 partnered programs and anticipate entering into additional partnerships.

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
Revenue was $0.6 million and $1.8 million for the three and six months ended June 30, 2025, respectively, compared to $1.3 million and $2.2 million for the three and six months ended June 30, 2024 due to the number of ongoing partnered programs and respective timing of project-based milestones achieved. We incurred a net loss of $30.6 million and $56.9 million for the three and six months ended June 30, 2025, compared to a net loss of$24.8 million and $46.7 million for the three and six months ended June 30, 2024. Research and development expenses increased by $9.3 million, or 34%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
As of June 30, 2025, we had an accumulated deficit of $566.5 million and cash and cash equivalents and short-term investments totaling $117.5 million.
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
•Build out our internally developed programs: We will continue to selectively develop our own programs and intend to advance them to certain value inflection points anywhere from preclinical validation through clinical development, prior to out-licensing for further clinical advancement by a partner or other third party, or potentially through commercialization. We may also utilize significant resources in the design and execution of clinical trials to support our internally developed programs.
•Establish and maintain partnerships: Our potential to grow revenue and long-term earnings will require us to successfully identify, establish and maintain programs with new and existing partners.
•Successfully complete our drug creation activities with partners and enter into licensing agreements: Our business model relies upon entering into licensing agreements with our partners to advance the product candidates we generate through preclinical validation and clinical development to commercialization. Both our ability to successfully complete drug creation activities to meet the needs of a partner, and the partner’s prioritization of the relevant program, impact the likelihood and timing of any election by a partner to enter into a follow-on licensing agreement. There is no assurance that a partner will elect to license our intellectual property for the development of any product candidates.
•Developing and commercializing product candidates generated with our Integrated Drug Creation platform: Our business model is dependent on the eventual progression of product candidates discovered or initially developed utilizing our Integrated Drug Creation platform into clinical trials by us or our partners and through commercialization by us, our partners, or other third parties. Given the nature of our relationships with our partners, we often do not fully control the progression, clinical development, regulatory strategy, public disclosure or eventual commercialization, if approved, of our partnered programs. As a result, our future success and our potential eligibility to receive milestone payments and royalties are significantly dependent on our partners’ efforts over which we have no control. The timing and scope of any approval that may be required by the U.S. Food and Drug Administration (FDA), or any other regulatory body, for drugs that are developed based on molecules discovered and/or manufactured using our Integrated Drug Creation platform can significantly impact our results of operations and future performance.
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
Internally developed programs
Our pipeline reflects internally developed programs which highlight our differentiated capabilities, including in de novo antibody design, multi-parametric lead optimization, and reverse immunology, with an initial focus on cytokine biology. As of August 12, 2025, we have identified four wholly owned, internally developed programs focusing on cytokine biology, as well as several undisclosed internal pipeline programs currently in early discovery phases.

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
AMD strategic collaboration
In January 2025, we entered into a strategic collaboration with Advanced Micro Devices, Inc. (AMD) with a goal to optimize the performance of AMD InstinctTM accelerators and ROCmTM software to support our AI drug creation, including our de novo antibody design models. Additionally, AMD invested $20.0 million through the purchase of 5,714,285 shares of our common stock a private investment in public equity (PIPE) at a premium over the market price.
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

Operating Expenses
Research and development
Research and development expenses include personnel-related costs (comprised of salaries, benefits and share-based compensation), contract research services, contract manufacturing, consulting fees, laboratory supplies and facilities, and certain technology costs. These expenses are exclusive of depreciation and amortization. Research and development activities consist of continued development of our Integrated Drug Creation platform, internally developed programs, and partnered programs. We derive improvements to our Integrated Drug Creation platform from each type of activity. Research and development efforts apply to our Integrated Drug Creation platform broadly, as well as across programs.
We expect research and development expenses to increase in absolute dollars over the long term as we develop and advance our internally developed programs, enter into additional partnerships, and continue to invest in technology enhancements.
Selling, general, and administrative
Selling, general, and administrative expenses include personnel-related costs (comprised of salaries, benefits and share-based compensation) for executive, business development, legal, finance, human resources, information technology and other administrative functions. Business development expenses include costs associated with attending conferences and other promotion efforts for our Integrated Drug Creation platform. General and administrative expenses include certain professional service expenses, such as external legal, accounting, and other consultants, as well as certain technology costs and allocated facility costs. These expenses are exclusive of depreciation and amortization.
As we grow our operations, we expect personnel-related costs to increase in absolute dollars and we expect to continue to actively manage other general and administrative expenses.
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

Results of Operations
The results of operations presented below should be reviewed in conjunction with our condensed consolidated financial statements and notes included elsewhere in this Quarterly Report. The following tables set forth our results of operations for the periods presented (In thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Partner program revenue	$593	$1,270	$1,772	$2,168
Operating expenses
Research and development	20,458	15,261	36,822	27,497
Selling, general and administrative	8,528	9,346	18,000	18,090
Depreciation and amortization	3,000	3,384	6,072	6,800
Total operating expenses	31,986	27,991	60,894	52,387
Operating loss	(31,393)	(26,721)	(59,122)	(50,219)
Other income (expense)
Interest expense	(56)	(150)	(135)	(326)
Other income, net	1,011	2,121	2,469	3,832
Total other income, net	955	1,971	2,334	3,506
Loss before income taxes	(30,438)	(24,750)	(56,788)	(46,713)
Income tax benefit (expense)	(131)	—	(127)	(12)
Net loss	$(30,569)	$(24,750)	$(56,915)	$(46,725)

Comparison of the Three and Six Months Ended June 30, 2025 and 2024
Revenue
Partner program revenue decreased by $0.7 million, or 53%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 and decreased by $0.4 million, or 18%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, driven by a combination of the timing of achieving project-based milestones and the mix of ongoing program activity under our drug creation agreements. For the three and six months ended June 30, 2025 two partners represented approximately 99% and three partners represented 100% of total partner program revenue, respectively. For the three and six months ended June 30, 2024, two partners represented approximately 100% of partner program revenue.

Operating expenses
The following tables summarize our operating expenses for the three and six months ended June 30, 2025 and 2024 (In thousands, except for percentages):

	For the Three Months Ended June 30,
	2025	2024	$ Change	% Change
Operating expenses
Research and development	$20,458	$15,261	$5,197	34%
Selling, general and administrative	8,528	9,346	(818)	(9)%
Depreciation and amortization	3,000	3,384	(384)	(11)%
Total operating expenses	$31,986	$27,991	$3,995	14%

	For the Six Months Ended June 30,
	2025	2024	$ Change	% Change
Operating expenses
Research and development	$36,822	$27,497	$9,325	34%
Selling, general and administrative	18,000	18,090	(90)	—%
Depreciation and amortization	6,072	6,800	(728)	(11)%
Total operating expenses	$60,894	$52,387	$8,507	16%

Research and development
Research and development expenses increased by $5.2 million, or 34%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily attributable to the advancement of our drug creation programs representing $4.6 million of this increase, including direct costs associated with external preclinical and clinical development, an increase of $1.0 million of personnel costs and stock-based compensation, offset by a decrease of $0.4 million in other lab costs.
Research and development expenses increased by $9.3 million, or 34%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily attributable to the advancement of our drug creation programs representing $7.7 million of this increase, including direct costs associated with external preclinical and clinical development, and an increase of $2.0 million of personnel costs and stock-based compensation, offset by a decrease of $0.3 million in other lab costs.
Selling, general and administrative expenses
Selling, general, and administrative expenses decreased by $0.8 million, or 9%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was primarily attributable to a decrease in stock-based compensation of $0.6 million and a decrease in other administrative costs of $0.2 million.
Selling, general, and administrative expenses decreased by $0.1 million, or 0%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was primarily attributable to a decrease in personnel costs of $0.7 million, offset by an increase in stock-based compensation of $0.3 million, and an increase in other administrative costs of $0.3 million.
Depreciation and amortization
Depreciation and amortization expense decreased by $0.4 million, or 11% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 and decreased by $0.7 million, or 11%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to disposals of lab equipment.

Other income (expense)
Interest expense
Interest expense was $0.1 million for the three months ended June 30, 2025 compared to $0.2 million for the three months ended June 30, 2024, representing a decrease of $0.1 million, or 63%. Interest expense was $0.1 million for the six months ended June 30, 2025, compared to $0.3 million for the six months ended June 30, 2024, representing a decrease of $0.2 million, or 59%. These decreases were primarily attributable to decreased finance lease and long-term debt obligations.
Other income, net
Other income, net, was $1.0 million for the three months ended June 30, 2025 compared to $2.1 million for the three months ended June 30, 2024, representing a decrease of $1.1 million, or 52%, primarily attributable to realized and unrealized gains and losses on foreign currency transactions. Investment income from cash, cash equivalents, and short-term investments remained relatively consistent between periods.
Other income, net, was $2.5 million for the six months ended June 30, 2025, compared to $3.8 million for the six months ended June 30, 2024, representing a decrease of $1.4 million, or 36%, primarily attributable to realized and unrealized gains and losses on foreign currency transactions. Investment income from cash, cash equivalents and short-term investments remained relatively consistent between periods.
Liquidity and Capital Resources
Overview
As of June 30, 2025, we had $117.5 million of cash, cash equivalents and short-term investments. Subsequent to June 30, 2025, the Company issued and sold 21,778,560 shares of common stock for net proceeds of $60.6 million.
We have incurred net operating losses since inception. As of June 30, 2025, our accumulated deficit was $566.5 million. To date, we have funded operations through issuances and sales of equity securities and debt, in addition to revenue generated from our drug creation agreements. We believe that our cash, cash equivalents and short-term investments will be sufficient to meet our operating expenses, working capital and capital expenditure needs over at least the next 12 months following the date of this filing.
Our future capital requirements will depend on many factors, including, but not limited to our ability to raise additional capital through equity or debt financing, the development of our internally developed programs including the progress and strategy of our preclinical and clinical activities, our ability to successfully enter into additional partnerships with new and existing partners, the advancement of technology development activities with existing and future partners, the successful preclinical and clinical development by us and our partners of product candidates generated using our Integrated Drug Creation platform, and the successful commercialization by us and our partners of any such product candidates that are approved. If we are unable to execute on our business plan and adequately fund operations, or if our business plan requires a level of spending in excess of cash resources, we may be required to change our strategies related to preclinical and clinical development and our approach to negotiating partnerships. Alternatively, we may need to seek additional equity or debt financing, which may not be available on terms acceptable to us or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our programs, making product acquisitions, making capital expenditures, or declaring dividends. If we are unable to generate sufficient revenue or raise additional capital when desired, our business, financial condition, results of operations and prospects would be adversely affected.
Sources of liquidity
Since our inception, we have financed our operations primarily from the issuance and sale of our redeemable convertible preferred stock, issuances of equity securities, borrowings under long-term debt agreements, and to a lesser extent, cash flow from operations.

Equipment financing
In 2022, we received a total of $12.0 million of proceeds from equipment financing arrangements. Terms of the agreements require monthly payments over 42-48 month periods with imputed interest rates ranging from 8%-10%. As of June 30, 2025, the combined outstanding balance on these agreements is $2.1 million.
At-the-market offering
On June 16, 2023, we entered into a Sales Agreement with Cowen and Company, LLC, as Sales Agent, with respect to an “at the market offering” program under which we may offer and sell, from time to time, shares of our common stock, par value $0.0001 per share, having an aggregate offering price of up to $100.0 million through the Sales Agent. We will pay the Sales Agent a commission up to 3.0% of the gross sales proceeds of any shares sold under the Sales Agreement. As of June 30, 2025, we have issued 5,269,192 shares and received $21.7 million in net proceeds from the sale of securities pursuant to the Sales Agreement. Subsequent to June 30, 2025, the Company issued and sold 5,108,560 shares of common stock for net proceeds of $14.0 million pursuant to the Sales Agreement.
Public offering of common stock
On March 1, 2024, we sold an aggregate of 19,205,000 shares of our common stock, pursuant to an underwriting agreement with Morgan Stanley & Co. LLC and Cowen and Company, LLC at a public offering price of $4.50 per share, before underwriting discounts and commissions. We received total net proceeds from the offering of $80.8 million after deducting underwriting discounts and commissions and offering expenses payable by us.
On July 28, 2025, we sold of an aggregate of 16,670,000 shares of our common stock, pursuant to an underwriting agreement with Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC, Jefferies LLC and TD Securities (US) LLC at a public offering price of $3.00 per share, before underwriting discounts and commissions. The total estimated net proceeds to us from the offering are expected to be approximately $46.7 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us.
Private investment in public equity
In January 2025, we entered into a strategic collaboration with AMD and sold an aggregate of 5,714,285 shares of our common stock to AMD for net proceeds of $20.0 million through a private investment in public equity (PIPE). The issuance of stock to AMD was at a premium of approximately $2.5 million over the market price on the issuance date.
Cash Flows
The following summarizes our cash flows (In thousands):

	For the Six Months Ended June 30,
	2025	2024
Net cash provided by (used in)
Operating activities	(38,712)	(34,706)
Investing activities	(6,005)	(75,426)
Financing activities	41,790	81,050
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(2,927)	$(29,082)

Cash flows from operating activities
In the six months ended June 30, 2025, net cash used in operating activities was $38.7 million and consisted primarily of a net loss of $56.9 million adjusted for non-cash items, including depreciation and amortization expense of $6.1 million, stock-based compensation expense of $9.7 million, and a net decrease in operating assets and liabilities in the amount of $4.0 million.

In the six months ended June 30, 2024, net cash used in operating activities was $34.7 million and consisted primarily of a net loss of $46.7 million adjusted for non-cash items, including depreciation and amortization expense of $6.8 million, stock-based compensation expense of $8.9 million, and a net increase in operating assets and liabilities in the amount of $1.8 million.
Net cash used in operations increased by $4.0 million year-over-year primarily due to increased research and development costs, including external preclinical and clinical development costs related to our internally developed programs.
Cash flows from investing activities
In the six months ended June 30, 2025, net cash used in investing activities was $6.0 million primarily from purchases of short-term investments of $57.9 million, partially offset by cash provided by maturities of short-term investments of $51.0 million.
In the six months ended June 30, 2024, net cash used in investing activities was $75.4 million primarily from purchases of short-term investments of $131.2 million, partially offset by maturities of short-term investments of $56.0 million.
Cash flows from financing activities
In the six months ended June 30, 2025, net cash provided by financing activities was $41.8 million. The net cash provided resulted primarily from proceeds of $41.7 million from the issuance of common stock pursuant to the PIPE with AMD and pursuant to the ATM, and proceeds of $1.9 million from the issuance of common stock from stock option exercises and our 2021 ESPP, partially offset by principal payments of $1.9 million made for financed equipment.
In the six months ended June 30, 2024, net cash provided by financing activities was $81.1 million primarily from proceeds of $80.8 million from the issuance of common stock from a public offering and proceeds of $2.4 million from the issuance of common stock from option exercises and our 2021 ESPP, partially offset by principal payments of $2.2 million made for financed equipment.
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
There were no material changes in our critical accounting policies and estimates during the six months ended June 30, 2025.
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
In addition, we are also a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act and have elected to take advantage of certain of the scaled back disclosure requirements available to smaller reporting companies such as avoiding the extensive narrative disclosure required of other reporting companies, particularly in the description of executive compensation. We will remain a smaller reporting company until (a) the last day of the fiscal year in which we have total annual gross revenue of less than $100 million and the market value of our common stock held by non-affiliates exceeds $700.0 million as of the prior June 30th, or (b) the last day of the fiscal year in which we have total annual gross revenue exceeding $100 million and the market value of our common stock held by non-affiliates exceeds $250.0 million. Our status as a smaller reporting company will not be impacted by the loss of emerging growth company status at the end of 2025, so we may continue to take advantage of these scaled disclosure requirements so long as we qualify. In addition, the loss of emerging growth status will not impact our “non-accelerated filer” status, which also provides an exemption from the auditor attestation requirement with respect to internal control over financial reporting.
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
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our current business has a limited operating history. We began commercial operations in 2018. Before engaging in commercial operations, we focused primarily on technology development. Our revenue to date has been generated primarily from drug creation activities through partnerships, and we do not anticipate generating any revenue from commercial product sales, if ever, until we successfully complete the clinical development of, and achieve regulatory approval for, any of our internally developed programs, all of which are still in preclinical development. We are still early in the adoption phase of our drug creation model, and, as of July 31, 2025, no partner has entered into a license for clinical or commercial use of any intellectual property rights related to a product candidate or cell lines. We also have only recently begun to develop programs for our own product candidates and may experience difficulties advancing these programs through to clinical development and generating value from them. We may never achieve commercial success and we have limited historical financial data upon which we may base our projected financial performance. We also have limited historical financial data upon which we may base our planned operating expenses or upon which you may evaluate our business and prospects. Based on our limited experience, we may not be able to effectively:
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
We have incurred significant losses since our inception. For the six months ended June 30, 2025 and 2024, we incurred net losses of $56.9 million and $46.7 million, respectively. As of June 30, 2025, we had an accumulated deficit of $566.5 million. We expect that our operating expenses will continue to increase as we grow our business and advance our internally developed programs. Since our inception, we have financed our operations primarily from private placements of our equity securities, convertible promissory notes, the sale of common stock in our initial public offering (IPO), subsequent follow-on offerings, the incurrence of other indebtedness and other financing activities, and to a lesser extent, revenue derived from our drug creation activities leveraging our Integrated Drug Creation platform. We have devoted substantially all of our resources to the development of our Integrated Drug Creation platform and commercialization of resulting drug creation capabilities, and the research and development of our internally developed programs. We will need to generate significant additional revenue to achieve and sustain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. We may never be able to generate sufficient revenue to achieve or sustain profitability and our recent and historical financial and operating results should not be considered indicative of our future performance.
We will need to raise additional capital to fund our operations and improve our Integrated Drug Creation platform. If we are unable to raise additional capital on terms acceptable to us or at all, we may not be able to compete successfully, which would harm our business, operations, and financial condition.
As of June 30, 2025, we had $117.5 million in cash, cash equivalents and short term investments. Subsequent to June 30, 2025, the Company issued and sold 21,778,560 shares of common stock for net proceeds of $60.6 million. We expect our current cash, cash equivalents and short term investments and anticipated cash flows from operations will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months. If our available resources and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of higher expenses than we anticipate related to internally developed programs or our investments in our Integrated Drug Creation platform or any other technology, lower demand from existing and potential partners for our Integrated Drug Creation platform, or the realization of other risks described in this "Risk Factors” section, we will be required to raise additional capital through issuances of equity or convertible debt securities, entrance into a credit facility or another form of third party funding, or seek other sources of financing. Such additional financing may not be available on terms acceptable to us or at all.
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
For the six months ended June 30, 2025, all of our revenue was generated by technology development fees through performing drug creation activities for our partnered programs. To date, such fees have generally been payable upon both the inception of, and the demonstration of technical achievement of program milestones, under drug creation agreements with our partners. Our business model depends, in part, on the successful completion of the drug creation phase under these arrangements and on our subsequent entry into long-term license arrangements with our partners that entitle us to development, regulatory and commercial milestones and/or royalties with respect to product candidates generated through our Integrated Drug Creation platform, as well as product candidates discovered and/or manufactured in cell lines developed by us. We are still in the very early stages of implementing our drug creation model and, to date, no partner has entered into a license for clinical or commercial use of any intellectual property rights related to product candidates discovered thereunder or cell lines developed by us. If we are unable to maintain these partnerships (including if such partnerships are terminated prior to or upon completion of the drug creation phase) or we are otherwise unable to enter into commercial license agreements for our partnered programs, we will not receive any downstream payments, which may have a material and adverse effect on our business prospects. Additionally, any such license agreements that we may enter into may not be on terms that are favorable to us and may not result in meaningful revenues to us, or at all, or such license agreements may be terminated.
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
We are also subject to industry-wide FDA and other regulatory risk. For example, the number of BLAs approved by the FDA varies significantly over time and if changes in applicable laws, regulations, or policy or other events, such as staffing changes or shortages, lead to an extended reduction in the number of BLAs approved by the FDA or otherwise reduce the number of biologics in development, our industry would contract and our business would be materially harmed.
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

In order to obtain FDA approval to market a new biological product, we or our partners must demonstrate proof of safety, purity and potency or efficacy in humans. To meet these requirements we or our partners will have to conduct adequate and well-controlled clinical trials. Before we or our partners can commence clinical trials for a product candidate, we or our partners must complete extensive preclinical testing and studies that support our planned INDs in the United States. In May 2025, we announced the dosing of the first participant in our Phase 1 clinical trial of ABS-101, and all of our other internally developed programs are in preclinical development. We cannot be certain of the timely completion or outcome of our or our partners' preclinical testing and studies and cannot predict if the FDA will accept our or our partners' proposed clinical programs or if the outcome of our or our partners' preclinical testing and studies will ultimately support the further development of our product candidates. As a result, we cannot be sure that we or our partners will be able to submit INDs or similar applications for our product candidates on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin. Further, changes and cuts in FDA staffing have been reported by some in the pharmaceutical industry as creating instances of delays in the FDA’s responsiveness or in its ability to review IND submissions, or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion.
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
Even if our planned clinical trials are successful, we will need to conduct additional clinical trials, which may include registrational trials, trials in additional patient populations or under different treatment conditions, and trials using different manufacturing protocols, processes, materials or facilities or under different manufacturing conditions, before we are able to seek approvals for our product candidates from the FDA and regulatory authorities outside the United States to market and sell these product candidates. In addition, changes in regulatory policies under the U.S. presidential administration may result in delays in the regulatory review and approval process and cause uncertainty regarding approval pathways. If we fail to meet the requirements to support continued clinical development, our clinical development activities for any of our product candidates are delayed or suspended, or we fail to obtain or maintain regulatory approvals with an acceptable scope, our business, prospects, financial condition and results of operations will be harmed.
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
Our reliance on these third parties for development activities will reduce our control over these activities. Nevertheless, we will remain responsible for ensuring that each of our preclinical studies are conducted in accordance with good laboratory practices and that our clinical trials are conducted in accordance with GCPs. Moreover, our business may be significantly impacted if our CROs, clinical investigators or other third parties violate federal or state healthcare fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

In the event we are required to repeat, extend, delay or terminate our preclinical or clinical development activities due to one or more third parties not successfully carrying out its contractual duties, meeting expected deadlines, or conducting development activities in accordance with regulatory requirements or our stated protocols, we may not be able to achieve, or may be delayed in achieving, product development milestones, including our internal timelines or certain regulatory requirements. As a result, our results of operations and the commercial prospects for our internally developed programs would be harmed, our costs could increase, and our ability to generate revenue and platform validation could be delayed. To the extent we are unable to successfully identify and manage the performance of third-party service providers in the future, our business may be materially and adversely affected.
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
In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA. The FDA may conclude that a financial relationship between us and/or a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of regulatory approval of one or more of our product candidates.
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
We also may encounter problems hiring and retaining directly or through third-party contract manufacturing organizations the experienced scientific, quality assurance, quality control and manufacturing personnel needed to operate our manufacturing processes, which could result in delays in production or difficulties in maintaining compliance with applicable regulatory requirements. Any problems in our supply chain, manufacturing process or facilities could result in delays in ongoing or planned clinical trials and increased costs, and could make us a less attractive collaborator for potential partners, including larger pharmaceutical companies and academic research institution.
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
The growing legislative and enforcement interest in the United States with respect to drug pricing practices has resulted in several U.S. Congressional inquiries and federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs, and review the relationship between pricing and manufacturer patient programs. The Inflation Reduction Act of 2022 (the “IRA”), for example, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries to $2,000 starting in 2025, eliminating the prescription drug coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of an HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs were previously exempted from the Medicare drug price negotiation program; however, this exemption was restricted to drugs with only one orphan designation and for which the only approved indication is for that disease or condition. If a product received multiple orphan designations or had multiple approved indications, it would not qualify for the orphan drug exemption. Under the One Big Beautiful Bill Act of 2025, this restriction was eliminated; and effective for the 2028 initial price applicability year, all orphan drugs, regardless of the number of orphan designations or indications, are exempt from the Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.
On April 15, 2025, the Trump Administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the federal government to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the IRA that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the Trump Administration published Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” which generally, among other things, directs the federal government to establish and communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the most-favored-nation lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security . . . including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Notably, a similar “Most Favored Nation” pricing rule enacted under the first Trump Administration was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded by the former Biden Administration in August 2021.
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

Disruptions at the FDA and other federal agencies, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would harm our business. Changes and cuts in FDA staffing have been reported by some within the pharmaceutical industry as creating instances of delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion.
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
With the change in the U.S. Presidential Administration in 2025, there is substantial uncertainty as to the extent to which and how the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Some of these efforts have manifested to date in the form of personnel cuts and measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development and obtain the requisite regulatory approvals in the future. There remains general uncertainty regarding future activities. The new Administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance as a result of the new Administration or otherwise, there could be a material adverse effect on us and our business.
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
•the timing and scope of any approval that may be required by the FDA or any other regulatory body for drugs that are developed based on molecules discovered and/or manufactured using our Integrated Drug Creation platform technologies;
•our partners’ and the biopharmaceutical industry’s continued interest and investment in antibody therapeutics development, and the continued market growth and clinical and regulatory success of this category collectively;
•the impact of our investments in innovation and commercial growth;
•negative publicity regarding our or our competitors’ technologies resulting from defects or errors;
•our ability to further validate and enhance our Integrated Drug Creation platform through research and development activities; and
•our ability to leverage our Integrated Drug Creation platform technologies to create product candidates for internal development and advancement into clinical trials.
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
In the six months ended June 30, 2025 and 2024, revenue from three partners accounted for 100% of our partner program revenue and two partners accounted for 100% of our partner program revenue, respectively. The revenue attributable to these partnerships may fluctuate in the future, which could have an adverse effect on our business, financial condition, results of operations and prospects. Our existing partners may cease to use our technologies depending on their own technological developments, availability of other competing technologies, and internal decisions regarding allocation of time and resources to the discovery and development of biologic product candidates, over which we have no control. Our existing and potential future partners may have limited resources to initiate new programs, which could limit their adoption or scale of application of our technologies. In addition, existing partners may choose to produce some or all of their requirements internally by using or internally developing their own capabilities or by using capabilities from acquisitions of assets or entities from third parties with such capabilities. While our business is not substantially dependent on partner program revenues from any individual partner, because we currently have a limited number of partnerships, a loss of one of our partners could adversely impact our revenue, results of operations, cash flows or reputation in any given period.
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
We rely on a limited number of suppliers to provide certain consumables and equipment that we use in our laboratory operations, as well as reagents and other laboratory materials involved in the development of our technology. Fluctuations in the availability and price of laboratory materials and equipment could have an adverse effect on our ability to meet our manufacturing and supply requirements for our internally developed programs or our drug creation goals with our partners and thus our results from operations as well as future partnership opportunities. An interruption in our laboratory operations or technology transfer activities could occur if we encounter delays, quality issues or other difficulties in securing these consumables, equipment, reagents or other materials, and if we cannot then obtain an acceptable substitute. In addition, we would likely be required to incur significant costs and devote significant efforts to find new suppliers, acquire and qualify new equipment, validate new reagents and revalidate aspects of our existing assays, which may cause delays in our processing of samples or development and commercialization of our technology. Any such interruption could significantly affect our business, financial condition, results of operations and reputation.
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
Our success depends on, among other things, the market’s confidence that our Integrated Drug Creation platform is capable of substantially shortening the amount of time necessary to perform certain activities as compared to the use of legacy and other alternative technologies, and will enable more efficient or improved preclinical and clinical development and/or biomanufacturing. There is no assurance that we will be able to fully accomplish this in the future, or at all. To date, we have only advanced one product candidate, ABS-101, from our Integrated Drug Creation platform into clinical testing, and any inability to advance additional product candidates into clinical development may reduce our existing and prospective partners' confidence in our platform. We also believe that pharmaceutical and biotechnology companies are likely to be particularly sensitive to defects in, or suboptimal performance of, our Integrated Drug Creation platform, including if it fails to deliver meaningful reduction of certain research timelines accompanied by results at least as good as the results generated using legacy or other alternative technologies. There can be no guarantee that our Integrated Drug Creation platform will meet the expectations of pharmaceutical and biotechnology companies.
We will need to develop and expand our workforce, commercial infrastructure and laboratory operations to support anticipated growth in demand for our drug creation programs, and we may encounter difficulties in managing this development and expansion.
We will need to expand our workforce, commercial infrastructure and laboratory operations to support anticipated growth in demand for our drug creation programs. If we are unable to support fluctuations in the demand for our drug creation programs, including ensuring that we have adequate capacity to meet increased demand, our business could suffer. We expect to continue to develop our employees and the scope of our operations as we continue to enhance our technologies and expand our number of programs. As we seek to pursue and advance internally developed programs, increase the number of our partnerships, expand the scope of our existing partnerships, and further develop our technological capabilities, we may need to incorporate new equipment, implement new technology systems and laboratory processes and hire new personnel with different qualifications. Failure to manage this growth or transition could result in turnaround time delays, higher research and development costs, declining drug creation program quality, deteriorating alliance management success, and slower responses to competitive challenges. Moreover the successful execution of our programs requires ongoing integration amongst our employees who come from a variety of technical backgrounds. As we increase the number of partnered and internally developed programs, we must ensure alignment and effective collaboration between our wet-lab biologists and AI scientists which we may not achieve due to the challenge of integrating these disparate domains. A failure in any one of these areas could make it difficult for us to meet market expectations for our technologies, and could damage our reputation and the prospects for our business.
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
•difficulties in negotiating favorable reimbursement arrangements with governmental authorities;
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
As of June 30, 2025 the aggregate number of shares of our common stock that may be issued pursuant to our 2021 Plan, 2021 ESPP, and 2023 Inducement Plan are 6,145,568 shares, 3,278,359 shares, and 1,724,200 shares, respectively. The number of shares of common stock that may be issued pursuant to the 2021 Plan does not include outstanding equity awards. The number of shares of common stock reserved for issuance under the 2021 Plan and 2021 ESPP are automatically increased on each January 1 by 5% and 1%, respectively, of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future issuance each year, our stockholders will experience additional dilution, which could cause our share price to fall.
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
As of July 31, 2025, our executive officers, directors, and 5% stockholders beneficially owned over 39% of our common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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
Additionally, on June 16, 2023, we entered into a sales agreement (the Sales Agreement) with Cowen and Company, LLC (the Sales Agent), with respect to an “at the market offering” program under which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $100.0 million through the Sales Agent (the ATM). We will pay the Sales Agent a commission up to 3.0% of the gross sales proceeds of any shares sold under the Sales Agreement. Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of our common stock intend to sell shares, could reduce the market price of our common stock.
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
The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. For example, on July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which enacts significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include but are not limited to expensing of domestic research and development expenses, increasing the limit of the deduction of interest expense deduction to thirty percent of EBITDA, and one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. The Company is currently evaluating the impact the new tax law will have on its financial condition and results of operations. Preliminarily, the Company does not anticipate a material change to its effective income tax rate and its net deferred federal income tax assets as the Company maintains a full valuation allowance. In recent years, many such changes have been made, and changes are likely to continue to occur in the future. It cannot be predicted whether, when, in what form or with what effective dates tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law.
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
Additionally, pursuant to the ATM, the number of shares that are sold by the Sales Agent, if any, after we request that sales be made will fluctuate based on the market price of our common stock during the sales period and limits we set with Sales Agent. Therefore, it is not possible to predict the number of shares that will be ultimately issued and sold by us pursuant to the Sales Agreement, but any additional sales will cause immediate dilution to our then existing stockholders.
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
In addition, we are also a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act and have elected to take advantage of certain of the scaled back disclosure requirements available to smaller reporting companies such as avoiding the extensive narrative disclosure required of other reporting companies, particularly in the description of executive compensation. We will remain a smaller reporting company until (a) the last day of the fiscal year in which we have total annual gross revenue of less than $100 million and the market value of our common stock held by non-affiliates exceeds $700.0 million as of the prior June 30th, or (b) the last day of the fiscal year in which we have total annual gross revenue exceeding $100 million and the market value of our common stock held by non-affiliates exceeds $250.0 million. Our status as a smaller reporting company will not be impacted by the loss of emerging growth company status at the end of 2025, so we may continue to take advantage of these scaled disclosure requirements so long as we qualify. In addition, the loss of emerging growth status will not impact our “non-accelerated filer” status, which also provides an exemption from the auditor attestation requirement with respect to internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c) Insider Trading Arrangements
During the quarter ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a plan or other arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangements under the Exchange Act.

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

ABSCI CORPORATION

Date: August 12, 2025	By:	/s/ Zachariah Jonasson
Zachariah Jonasson, Ph.D.
Chief Financial Officer (Principal Financial Officer) and Chief Business Officer

Date: August 12, 2025	By:	/s/ Todd Bedrick
Todd Bedrick
Chief Accounting Officer (Principal Accounting Officer)