Form 10-Q
period 2025-09-30
Absci Corp
filed 2025-11-12
CIK 1672688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes   ☐     No  ☒
The registrant had outstanding 150,371,531 shares of $0.0001 par value common stock as of October 31, 2025.

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
•We will need to raise additional capital to fund our operations, including for the advancement of internally developed programs, and to improve our Integrated Drug Creation™ platform. If we are unable to raise additional capital on terms acceptable to us or at all, we may not be able to compete successfully, which would harm our business, operations, and financial condition;
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
•If we are unable to obtain and maintain sufficient intellectual property protection for our technologies, including for our cell line and expression technologies, generative deep learning technology, proprietary assays and techniques, and antibody and target discovery technology, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technologies similar or identical to ours, and our ability to successfully leverage our technologies may be impaired; and
•Disruptions to federal government operations, including disruptions due to the federal government shutdown beginning October 1, 2025, in addition to substantial uncertainty regarding the U.S. presidential administration’s initiatives and staffing cuts, could prevent governmental agencies such as the FDA from performing normal business functions on which the operation of our business may rely, including timely reviews, which could negatively impact our business.

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
•adverse public perception of the use of artificial intelligence (AI) and product candidates developed using AI may negatively impact demand for, or regulatory approval of, our product candidates and adversely affect investor and marketplace perception of our platform technology;
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
•our estimates of the sufficiency of our cash, cash equivalents and marketable securities;
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
•our expectations regarding use of our cash, cash equivalents and marketable securities;

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

Part I. Financial Information
Item 1. Financial Statements
ABSCI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except for share and per share data)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$9,476	$41,213
Restricted cash	16,342	15,947
Marketable securities	142,999	71,212
Accounts receivable, net	1,000	—
Prepaid expenses and other current assets	5,177	5,459
Total current assets	174,994	133,831
Operating lease right-of-use assets	3,190	3,968
Property and equipment, net	23,016	29,167
Intangibles, net	42,356	44,883
Restricted cash, long-term	1,053	1,054
Other long-term assets	383	705
TOTAL ASSETS	$244,992	$213,608
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,586	$3,529
Accrued expenses	8,229	6,842
Contingent consideration	12,750	12,750
Long-term debt	1,306	2,733
Operating lease obligations	1,754	1,608
Financing lease obligations	2	78
Deferred revenue	1,081	1,116
Total current liabilities	29,708	28,656
Long-term debt, net of current portion	65	1,257
Operating lease obligations, net of current portion	3,093	4,429
Other long-term liabilities	1,786	133
TOTAL LIABILITIES	34,652	34,475
Commitments (See Note 6)
STOCKHOLDERS' EQUITY
Preferred stock	—	—
Common stock	15	12
Additional paid-in capital	805,047	688,726
Accumulated deficit	(595,222)	(509,601)
Accumulated other comprehensive income (loss)	500	(4)
TOTAL STOCKHOLDERS' EQUITY	210,340	179,133
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$244,992	$213,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except for share and per share data)	2025	2024	2025	2024

Partner program revenue	$378	$1,701	$2,150	$3,869
Operating expenses
Research and development	19,249	17,985	56,071	45,482
Selling, general and administrative	8,441	9,256	26,441	27,346
Depreciation and amortization	2,842	3,355	8,914	10,155
Total operating expenses	30,532	30,596	91,426	82,983
Operating loss	(30,154)	(28,895)	(89,276)	(79,114)
Other income (expense)
Interest expense	(45)	(130)	(180)	(456)
Other income, net	1,597	1,664	4,066	5,496
Total other income, net	1,552	1,534	3,886	5,040
Loss before income taxes	(28,602)	(27,361)	(85,390)	(74,074)
Income tax expense	(104)	(37)	(231)	(49)
Net loss	$(28,706)	$(27,398)	$(85,621)	$(74,123)

Net loss per share: Basic and diluted	$(0.20)	$(0.24)	$(0.65)	$(0.68)

Weighted-average common shares outstanding: Basic and diluted	143,769,552	113,613,488	132,114,850	108,665,095

Comprehensive loss:
Net loss	$(28,706)	$(27,398)	$(85,621)	$(74,123)
Foreign currency translation adjustments	14	161	415	157
Unrealized gain on investments	175	204	89	131
Comprehensive loss	$(28,517)	$(27,033)	$(85,117)	$(73,835)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except for share data)	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balances - December 31, 2024	115,362,265	$12	$688,726	$(509,601)	$(4)	$179,133
Issuance of common shares, net of issuance costs of $744	10,983,477	1	39,158	—	—	39,159
Issuance of shares under stock plans, net of shares withheld for tax payments	1,195,012	—	1,914	—	—	1,914
Stock-based compensation	—	—	4,913	—	—	4,913
Foreign currency translation adjustments	—	—	—	—	77	77
Unrealized loss on marketable securities	—	—	—	—	(54)	(54)
Net loss	—	—	—	(26,346)	—	(26,346)
Balances - March 31, 2025	127,540,754	13	734,711	(535,947)	19	198,796
Issuance of shares under stock plans, net of shares withheld for tax payments	136,426	—	102	—	—	102
Stock-based compensation	—	—	4,752	—	—	4,752
Foreign currency translation adjustments	—	—	—	—	324	324
Unrealized loss on marketable securities	—	—	—	—	(32)	(32)
Net loss	—	—	—	(30,569)	—	(30,569)
Balances - June 30, 2025	127,677,180	13	739,565	(566,516)	311	173,373
Issuance of common shares, net of issuance costs of $3,710	21,778,560	2	60,647	—	—	60,649
Issuance of shares under stock plans, net of shares withheld for tax payments	290,295	—	451	—	—	451
Stock-based compensation	—	—	4,384	—	—	4,384
Foreign currency translation adjustments	—	—	—	—	14	14
Unrealized gain on marketable securities	—	—	—	—	175	175
Net loss	—	—	—	(28,706)	—	(28,706)
Balances - September 30, 2025	149,746,035	$15	$805,047	$(595,222)	$500	$210,340

(In thousands, except for share data)	Common Stock		Additional Paid-In Capital	Accumulated Deficit		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balances - December 31, 2023	93,087,675	$9	$582,699	$(406,495)		$(37)	$176,176
Issuance of common shares, net of issuance costs of $411	19,205,000	2	80,825	—	—	—	80,827
Issuance of shares under stock plans, net of shares withheld for tax payments	706,247	—	1,630	—		—	1,630
Stock-based compensation	—	—	3,544	—		—	3,544
Forfeiture of common stock	—	—	—	—		—	—
Foreign currency translation adjustments	—	—	—	—		(47)	(47)
Unrealized loss on marketable securities	—	—	—	—		(48)	(48)
Other	—	—	—	—		—	—
Net loss	—	—	—	(21,975)		—	(21,975)
Balances - March 31, 2024	112,998,922	11	668,698	(428,470)		(132)	240,107
Issuance of shares under stock plans, net of shares withheld for tax payments	483,455	—	760	—		—	760
Stock-based compensation	—	—	5,353	—		—	5,353
Forfeiture of common stock	(37,886)	—	—	—		—	—
Foreign currency translation adjustments	—	—	—	—		43	43
Unrealized loss on marketable securities	—	—	—	—		(25)	(25)
Other	—	—	—	—		—	—
Net loss	—	—	—	(24,750)		—	(24,750)
Balances - June 30, 2024	113,444,491	11	674,811	(453,220)		(114)	221,488
Issuance of shares under stock plans, net of shares withheld for tax payments	746,063	—	1,390	—		—	1,390
Stock-based compensation	—	—	5,490	—		—	5,490
Foreign currency translation adjustments	—	—	—	—		161	161
Unrealized gain on marketable securities	—	—	—	—		204	204
Net loss	—	—	—	(27,398)		—	(27,398)
Balances - September 30, 2024	114,190,554	$11	$681,691	$(480,618)		$251	$201,335

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
(In thousands)	2025	2024
Cash Flows From Operating Activities
Net loss	$(85,621)	$(74,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,914	10,155
Stock-based compensation	14,064	14,384
Accretion of discount on marketable securities	(2,016)	(2,961)
Other	(308)	1,320
Changes in operating assets and liabilities:
Accounts receivable, net	(1,000)	739
Prepaid expenses and other current assets	(283)	(992)
Operating lease right-of-use assets and liabilities	(412)	(635)
Other long-term assets	249	(72)
Accounts payable	1,057	161
Accrued expenses and other liabilities	1,153	(1,055)
Deferred revenue	460	(2,359)
Net cash used in operating activities	(63,743)	(55,438)
Cash Flows From Investing Activities
Purchases of property and equipment	(1,210)	(381)
Investment in marketable securities	(134,871)	(159,483)
Proceeds from maturities of marketable securities	65,191	99,000
Proceeds from sales of property and equipment	1,183	244
Net cash used in investing activities	(69,707)	(60,620)
Cash Flows From Financing Activities
Principal payments on long-term debt	(2,619)	(2,489)
Principal payments on finance lease obligations	(77)	(578)
Proceeds from issuance of common stock, net	102,336	84,607
Proceeds from issuance of common stock through employee equity plans, net	2,467	—
Net cash provided by financing activities	102,107	81,540
Net decrease in cash, cash equivalents, and restricted cash	(31,343)	(34,518)
Cash, cash equivalents and restricted cash - Beginning of period	58,214	89,667
Cash, cash equivalents, and restricted cash - End of period	$26,871	$55,149

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Right-of-use assets obtained in exchange for operating lease obligation	—	433

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.Organization and nature of operations
Absci Corporation (the “Company”) is a clinical-stage biopharmaceutical company advancing potential breakthrough antibody therapeutics with generative AI. The Company’s Integrated Drug Creation platform comprises, in part, cutting edge AI models aimed at designing better antibody therapeutics, including against hard-to-drug targets.
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
2.Revenue recognition
Contract balances
Contract liabilities are recorded as deferred revenue when cash payments are received or due in advance of the satisfaction of performance obligations. As of September 30, 2025 and December 31, 2024, contract liabilities were $1.6 million and $1.1 million, respectively. During the three and nine months ended September 30, 2025, the Company recognized $0.2 million and $0.8 million, respectively, as revenue that had been included in deferred revenue at the beginning of the period. During the three and nine months ended September 30, 2024, the Company recognized $0.8 million and $3.0 million, respectively, as revenue that had been included in deferred revenue at the beginning of the period.
Concentration of risk
During the three and nine months ended September 30, 2025, two partners represented approximately 93% and three partners represented 98% of total partner program revenue, respectively. During the three and nine months ended September 30, 2024, two partners represented 100% of total partner program revenue.
3.Collaborative arrangements
As of September 30, 2025, the Company has collaborative arrangements with PrecisionLife, Memorial Sloan Kettering Cancer Center, Twist Bioscience, and Owkin that involve joint research and development activities and for which the parties are exposed to significant risks and rewards dependent on the commercial success of such activities. The Company performs drug creation activities to co-develop product candidates. These arrangements include rights for the parties to share in the potential value created by the programs, as well as cost sharing which may result in payments and/or credits between the parties. The Company’s accounting policy is to present cost sharing payments to and from the Company’s collaborators within research and development expense on the condensed consolidated statements of operations and comprehensive loss. The Company received $0.8 million of cost sharing payments and credits related to collaborative arrangements during the three and nine months ended September 30, 2025. The Company did not have cost sharing payments related to collaborative arrangements during the three or nine months ended September 30, 2024.
4.Investments
Cash equivalents and marketable securities are classified as available-for-sale and are recorded at fair value on the condensed consolidated balance sheets, with any unrealized gains and losses reported in accumulated

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
other comprehensive loss, which is reflected as a separate component of stockholders’ equity on the Company’s condensed consolidated balance sheets, until realized. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company considers all marketable securities to be current assets as they are available for use in current operations.
The amortized cost and fair value of investments are as follows (in thousands):

	September 30, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Assets
Money market funds	$192	$—	$—	$192
U.S. treasuries	142,849	164	(14)	142,999
Total	$143,041	$164	$(14)	$143,191
Classified as:
Cash equivalents				$192
Marketable securities				142,999
Total				$143,191

	December 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Assets
Money market funds	$2,134	$—	$—	$2,134
U.S. treasuries	71,151	61	—	71,212
Total	$73,285	$61	$—	$73,346
Classified as:
Cash equivalents				$2,134
Marketable securities				71,212
Total				$73,346

Proceeds from maturities of available-for-sale securities were $39.0 million and $65.2 million for the three and nine months ended September 30, 2025, respectively. Proceeds from maturities of available-for-sale securities were $43.0 million and $132.1 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, the Company held $32.6 million of marketable securities with a remaining maturity of greater than one year. There were no realized gains or losses on securities for the three and nine months ended September 30, 2025 and 2024. Unrealized gains and losses on securities were primarily due to changes in interest rates.
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

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Debt Securities:
Money market funds	$192	$—	$—	$192
U.S. treasuries	19,656	123,343	—	142,999
Total assets	$19,848	$123,343	$—	$143,191
Liabilities:
Contingent consideration	$—	$—	$12,750	$12,750
Total liabilities	$—	$—	$12,750	$12,750

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Debt Securities:
Money market funds	$2,134	$—	$—	$2,134
U.S. treasuries	—	71,212	—	71,212
Total assets	$2,134	$71,212	$—	$73,346
Liabilities:
Contingent consideration	$—	$—	$12,750	$12,750
Total liabilities	$—	$—	$12,750	$12,750

The Company reviews trading activity and pricing for its available-for-sale securities as of the measurement date.
There was no change to the value of liabilities measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2025. The contingent consideration liability is related to the acquisition of Totient, Inc. and is included in contingent consideration on the condensed consolidated balance sheet as of September 30, 2025 and December 31, 2024. The fair value estimate is based on a probability-weighted approach on conditions that existed as of September 30, 2025 (See Note 11: Subsequent events) . The contingent consideration of $15.0 million held in escrow shall be paid upon the achievement of the milestone of either entering into agreements meeting certain financial criteria with third parties using, or relating to, Totient technology or the first commercial sale of a Totient product. The contingent consideration

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
held in escrow is included in restricted cash on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024.
The carrying amount of long-term debt approximates fair value.
6.Commitments and contingencies
The Company has access to compute capacity and other services through an agreement with Oracle Cloud Infrastructure (OCI) through early 2028. The remaining financial commitments for the years 2025, 2026, 2027, and 2028 are $0.7 million, $4.6 million, $8.3 million, and $2.3 million, respectively.
7.Common stock
Shelf registration statement on Form S-3
In August 2022, the Company filed a shelf registration statement on Form S-3 (the Prior Shelf Registration Statement) with the SEC relating to the registration of up to an aggregate of $250.0 million in shares of the Company’s common stock, preferred stock, debt securities, warrants and units or any combination thereof. In July 2025, the Company has issued 16,670,000 shares and received $46.7 million in net proceeds from the sale of securities pursuant to the Prior Shelf Registration Statement.
In August 2025, the Company filed a shelf registration statement on Form S-3 (the Shelf Registration Statement) with the SEC relating to the registration of up to an aggregate of $400.0 million in shares of the Company’s common stock, preferred stock, debt securities, warrants and units or any combination thereof. During the nine months ended September 30, 2025, the Company has not issued any shares pursuant to the Shelf Registration Statement.
At-the-market offering
In June 2023, the Company entered into a Sales Agreement with Cowen and Company, LLC, as Sales Agent (the “Prior Sales Agreement”), with respect to an “at the market offering” program under which the Company had the ability to offer and sell, from time to time, shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $100.0 million through the Sales Agent. The Company agreed to pay the Sales Agent a commission up to 3.0% of the gross sales proceeds of any shares sold under the Prior Sales Agreement. During the nine months ended September 30, 2025, the Company has issued 10,377,752 shares and received $35.7 million in net proceeds from the sale of securities pursuant to the Prior Sales Agreement.
In August 2025, the Company entered into a Sales Agreement with TD Securities (USA) LLC, as Sales Agent (the “Sales Agreement”), with respect to an “at the market offering” program under which the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $100.0 million through the Sales Agent. The Company has agreed to pay the Sales Agent a commission of up to 3.0% of the gross proceeds of any shares sold under the Sales Agreement. Upon execution, the Sales Agreement terminated and superseded the Prior Sales Agreement in its entirety. During the nine months ended September 30, 2025, the Company did not issue any shares of common stock under the Sales Agreement.
Private investment in public equity
In January 2025, the Company entered into a strategic collaboration with Advanced Micro Devices, Inc. (AMD) and sold an aggregate of 5,714,285 shares of the Company’s common stock to AMD for net proceeds of $20.0 million through a private investment in public equity (PIPE). This strategic collaboration with AMD has a goal to optimize the performance of AMD InstinctTM accelerators and ROCmTM software to support the Company’s AI drug creation, including its de novo antibody design models. The issuance of stock to AMD was at a premium of approximately $2.5 million over the market price on the issuance date. The premium was recorded to accrued expenses and other long-term liabilities on the condensed consolidated balance sheet and will be recognized as a credit to research and development expense over the collaboration term. The amortization of the premium was $0.2 million and $0.5 million for the three and nine months ended September 30, 2025, respectively.

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8.Stock-based compensation
The Company grants stock options, restricted stock units, and stock appreciation rights (“SARs”) under the 2021 Stock Option and Incentive Plan (“2021 Plan”) and the 2023 Inducement Plan (the “2023 Inducement Plan”). On January 1, 2025, the number of shares of common stock reserved for future issuance under the 2021 Plan was increased by 5,768,113 shares pursuant to an automatic annual increase. As of September 30, 2025, 5,483,484 shares were available for future grant under the 2021 Plan. As of September 30, 2025, 1,724,200 shares were available for future grant under the 2023 Inducement Plan.
Total stock-based compensation expense related to all of the Company’s stock-based awards was recorded in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	1,982	2,010	$6,020	$5,577
Selling, general and administrative	2,414	3,498	8,073	8,824
Total stock-based compensation expense	$4,396	$5,508	$14,093	$14,401

Stock options
Activity for stock options is shown below:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands $)
Outstanding at December 31, 2024	19,177,571	$3.39	7.6	$7,317
Granted	6,512,400	3.16
Exercised	(864,563)	2.26		1,738
Canceled/Forfeited	(2,293,910)	3.05
Expired	(626,082)	7.33
Outstanding at September 30, 2025	21,905,416	3.29	7.7	$9,804
Exercisable at September 30, 2025	10,105,606	$3.41	6.6	$6,621

As of September 30, 2025, total unrecognized stock-based compensation related to stock options was $22.0 million, which the Company expects to recognize over a remaining weighted average period of 2.1 years.
Determination of fair value
The estimated grant-date fair value of all the Company’s stock options was calculated using the Black-Scholes option pricing model, based on the following assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Expected term (in years)	5.8-6.1	6.0-6.1	5.5-6.1	5.5-6.1
Volatility	91%-91%	82%-84%	90%-92%	81%-84%
Risk-free interest rate	3.8%-4.0%	3.7%-4.4%	3.8%-4.4%	3.7%-4.6%
Dividend Yield	—%	—%	—%	—%

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Restricted stock units
Activity for restricted stock units is shown below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2024	3,711,710	$3.12
Granted	1,667,362	3.19
Vested	(469,008)	3.93
Forfeitures	(489,704)	2.56
Unvested as of September 30, 2025	4,420,360	$3.12

As of September 30, 2025, there was $5.9 million of unrecognized compensation expense related to the outstanding restricted stock units expected to be recognized over a remaining weighted-average period of 1.9 years.
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
The following potentially dilutive securities, presented based on amounts outstanding at period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders because including them would be anti-dilutive:

	For the Nine Months Ended September 30,
	2025	2024
Stock options	21,905,416	19,565,154
Restricted stock units	4,420,360	4,348,657
Unvested restricted stock	—	99,186
Total	26,325,776	24,012,997

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
The table below is a summary of the significant segment expenses (in thousands) provided to the Company’s CODM on a regular basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Drug creation programs and platform (1)	$5,669	$4,144	$14,963	$11,635
External preclinical and clinical development (2)	3,606	2,852	11,660	5,178
Personnel (3)	10,488	9,813	30,638	29,137
Stock-based compensation	4,396	5,508	14,093	14,401
General & administrative	3,531	3,799	11,158	11,352
Asset and goodwill impairment	—	1,125	—	1,125
Depreciation and amortization	2,842	3,355	8,914	10,155
Total operating expenses	$30,532	$30,596	$91,426	$82,983

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
11.Subsequent events
In October 2025, the Company entered into an agreement with the selling stockholders of Totient to settle the contingent consideration liability for a payment of approximately $7.6 million and to release the remaining $8.7 million, held as restricted cash on the condensed consolidated balance sheets, from escrow to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a clinical-stage biopharmaceutical company advancing potential breakthrough antibody therapeutics with generative AI. Our Integrated Drug Creation platform comprises, in part, cutting edge generative AI models aimed at designing better antibody therapeutics, including against hard-to-drug targets.
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

Internally developed programs: We believe that by developing our own pipeline, we will create optionality for enhanced monetization and validation of our Integrated Drug Creation platform. Moreover, our pipeline reflects internally developed programs which highlight our differentiated capabilities, including in de novo antibody design, multi-parametric lead optimization, and reverse immunology, with an initial focus on cytokine biology. With the ability to selectively choose both novel and fast-follower targets, in addition to develop potentially best-in-class attributes, we aim to take our internally developed programs to certain value inflection points before considering partnering or out-licensing opportunities.
As of November 12, 2025, we have identified five wholly owned, internally developed programs focusing on cytokine biology, as well as several undisclosed internal pipeline programs currently in early discovery phases.

ABS-101
Our first development candidate, ABS-101 is in development as a potential treatment for Inflammatory Bowel Disease (IBD). In May 2025, we initiated the Phase 1 clinical trial in healthy volunteers. In November 2025, we reported interim results of the ongoing Phase 1 clinical trial in healthy volunteers that demonstrated extended half-life as compared to first-generation anti-TL1A competitor programs, but not versus next-generation programs. There was no apparent impact of ADA on PK and the overall safety profile was favorable with no serious adverse events reported to date. The phase 1 trial is on track to complete in the first quarter of 2026. However, we will not pursue further internal clinical development of ABS-101 following the completion of the ongoing phase 1 trial, and will seek a partner for this asset, including exploring the possibility of first-in-class indications outside of IBD with such potential partners.
ABS-201
Our second development candidate, ABS-201 is in development as a potential treatment for androgenic alopecia (AGA). Preclinical development of ABS-201 is ongoing and we submitted a regulatory filing for a Phase 1 clinical trial for ABS-201 to Human Research Ethics Committee (HREC) in Australia, which was approved in October 2025. We anticipate dosing the first participant in the Phase 1 clinical trial in December 2025, with an interim data read-out in the second half of 2026. In addition, we anticipate initiating a Phase 2 clinical trial for ABS-201 in patients with endometriosis in late 2026, with a potential interim data readout in the second half of 2027.
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
Revenue was $0.4 million and $2.2 million for the three and nine months ended September 30, 2025, respectively, compared to $1.7 million and $3.9 million for the three and nine months ended September 30, 2024 due to the number of ongoing partnered programs and respective timing of project-based milestones achieved. We incurred a net loss of $28.7 million and $85.6 million for the three and nine months ended September 30, 2025, compared to a net loss of $27.4 million and $74.1 million for the three and nine months ended September 30, 2024. Research and development expenses increased by $10.6 million, or 23%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

As of September 30, 2025, we had an accumulated deficit of $595.2 million and cash and cash equivalents and marketable securities totaling $152.5 million.
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
We expect depreciation expense to fluctuate in future periods in line with continued growth in absolute dollars as we purchase additional equipment.
Other income (expense)
Interest expense
Interest expense, net, consists primarily of interest related to borrowings under our term debt and financed laboratory equipment.
Other income, net
Other income, net consists primarily of interest income from our cash, cash equivalents and marketable securities and realized and unrealized gains and losses on foreign currency transactions.
Results of Operations
The results of operations presented below should be reviewed in conjunction with our condensed consolidated financial statements and notes included elsewhere in this Quarterly Report. The following tables set forth our results of operations for the periods presented (In thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Partner program revenue	$378	$1,701	$2,150	$3,869
Operating expenses
Research and development	19,249	17,985	56,071	45,482
Selling, general and administrative	8,441	9,256	26,441	27,346
Depreciation and amortization	2,842	3,355	8,914	10,155
Total operating expenses	30,532	30,596	91,426	82,983
Operating loss	(30,154)	(28,895)	(89,276)	(79,114)
Other income (expense)
Interest expense	(45)	(130)	(180)	(456)
Other income, net	1,597	1,664	4,066	5,496
Total other income, net	1,552	1,534	3,886	5,040
Loss before income taxes	(28,602)	(27,361)	(85,390)	(74,074)
Income tax expense	(104)	(37)	(231)	(49)
Net loss	$(28,706)	$(27,398)	$(85,621)	$(74,123)

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024
Revenue
Partner program revenue decreased by $1.3 million, or 78%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 and decreased by $1.7 million, or 44%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, driven by a combination of the timing of achieving project-based milestones and the mix of ongoing program activity under our drug creation agreements. For the three and nine months ended September 30, 2025 two partners represented approximately 93% and three partners represented 98% of total partner program revenue, respectively. For the three and nine months ended September 30, 2024, two partners represented approximately 100% of partner program revenue.
Operating expenses
The following tables summarize our operating expenses for the three and nine months ended September 30, 2025 and 2024 (In thousands, except for percentages):

	For the Three Months Ended September 30,
	2025	2024	$ Change	% Change
Operating expenses
Research and development	$19,249	$17,985	$1,264	7%
Selling, general and administrative	8,441	9,256	(815)	(9)%
Depreciation and amortization	2,842	3,355	(513)	(15)%
Total operating expenses	$30,532	$30,596	$(64)	—%

	For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Operating expenses
Research and development	$56,071	$45,482	$10,589	23%
Selling, general and administrative	26,441	27,346	(905)	(3)%
Depreciation and amortization	8,914	10,155	(1,241)	(12)%
Total operating expenses	$91,426	$82,983	$8,443	10%

Research and development
Research and development expenses increased by $1.3 million, or 7%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily attributable to the advancement of our drug creation programs representing $2.2 million of this increase, including direct costs associated with external preclinical and clinical development, an increase of $0.3 million of personnel costs and stock-based compensation, offset by a decrease of $1.3 million in other lab costs.
Research and development expenses increased by $10.6 million, or 23%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily attributable to the advancement of our drug creation programs representing $9.9 million of this increase, including direct costs associated with external preclinical and clinical development, and an increase of $2.2 million of personnel costs and stock-based compensation, offset by a decrease of $1.6 million in other lab costs.
Selling, general and administrative expenses
Selling, general, and administrative expenses decreased by $0.8 million, or 9%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily attributable to a decrease in stock-based compensation of $1.1 million offset by an increase in personnel costs of $0.4 million.

Selling, general, and administrative expenses decreased by $0.9 million, or 3%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was primarily attributable to a decrease of $1.1 million in personnel and stock-based compensation costs.
Depreciation and amortization
Depreciation and amortization expense decreased by $0.5 million, or 15% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 and decreased by $1.2 million, or 12%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to disposals of lab equipment.
Other income (expense)
Interest expense
Interest expense was less than $0.1 million for the three months ended September 30, 2025 compared to $0.1 million for the three months ended September 30, 2024, representing a decrease of $0.1 million, or 65%. Interest expense was $0.2 million for the nine months ended September 30, 2025, compared to $0.5 million for the nine months ended September 30, 2024, representing a decrease of $0.3 million, or 61%. These decreases were primarily attributable to decreased finance lease and long-term debt obligations.
Other income, net
Other income, net, was $1.6 million for the three months ended September 30, 2025 compared to $1.7 million for the three months ended September 30, 2024, representing a decrease of $0.1 million, or 4%, primarily attributable to realized and unrealized gains and losses on foreign currency transactions and a decrease in investment income from cash, cash equivalents, and investments.
Other income, net, was $4.1 million for the nine months ended September 30, 2025, compared to $5.5 million for the nine months ended September 30, 2024, representing a decrease of $1.4 million, or 26%, primarily attributable to realized and unrealized gains and losses on foreign currency transactions and a decrease in investment income from cash, cash equivalents and investments.
Liquidity and Capital Resources
Overview
As of September 30, 2025, we had $152.5 million of cash, cash equivalents and marketable securities.
We have incurred net operating losses since inception. As of September 30, 2025, our accumulated deficit was $595.2 million. To date, we have funded operations through issuances and sales of equity securities and debt, in addition to revenue generated from our drug creation agreements. We believe that our cash, cash equivalents and marketable securities will be sufficient to meet our operating expenses, working capital and capital expenditure needs over at least the next 12 months following the date of this filing.
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
Equipment financing
In 2022, we received a total of $12.0 million of proceeds from equipment financing arrangements. Terms of the agreements require monthly payments over 42-48 month periods with imputed interest rates ranging from 8%-10%. As of September 30, 2025, the combined outstanding balance on these agreements is $1.4 million.
At-the-market offering
In June 2023, the Company entered into a Sales Agreement with Cowen and Company, LLC, as Sales Agent (the “Prior Sales Agreement”), with respect to an “at the market offering” program under which the Company had the ability to offer and sell, from time to time, shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $100.0 million through the Sales Agent. The Company agreed to pay the Sales Agent a commission up to 3.0% of the gross sales proceeds of any shares sold under the Prior Sales Agreement. During the nine months ended September 30, 2025, the Company has issued 10,377,752 shares and received $35.7 million in net proceeds from the sale of securities pursuant to the Prior Sales Agreement.
In August 2025, the Company entered into a Sales Agreement with TD Securities (USA) LLC, as Sales Agent (the “Sales Agreement”), with respect to an “at the market offering” program under which the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $100.0 million through the Sales Agent. The Company has agreed to pay the Sales Agent a commission of up to 3.0% of the gross proceeds of any shares sold under the Sales Agreement. Upon execution, the Sales Agreement terminated and superseded the Prior Sales Agreement in its entirety. During the nine months ended September 30, 2025, the Company did not issue any shares of common stock under the Sales Agreement.
Public offerings of common stock
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
On July 28, 2025, we sold an aggregate of 16,670,000 shares of our common stock pursuant to an underwriting agreement with Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC, Jefferies LLC and TD Securities (US) LLC at a public offering price of $3.00 per share, before underwriting discounts and commissions. We received total net proceeds from the offering of $46.7 million after deducting underwriting discounts and commissions and offering expenses payable by us.
Private investment in public equity
In January 2025, we entered into a strategic collaboration with AMD and sold an aggregate of 5,714,285 shares of our common stock to AMD for net proceeds of $20.0 million through a private investment in public equity (PIPE). The issuance of stock to AMD was at a premium of approximately $2.5 million over the market price on the issuance date.

Cash Flows
The following summarizes our cash flows (In thousands):

	For the Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in)
Operating activities	(63,743)	(55,438)
Investing activities	(69,707)	(60,620)
Financing activities	102,107	81,540
Net decrease in cash, cash equivalents, and restricted cash	$(31,343)	$(34,518)

Cash flows from operating activities
In the nine months ended September 30, 2025, net cash used in operating activities was $63.7 million and consisted primarily of a net loss of $85.6 million adjusted for non-cash items, including depreciation and amortization expense of $8.9 million, stock-based compensation expense of $14.1 million, and a net decrease in operating assets and liabilities in the amount of $1.2 million.
In the nine months ended September 30, 2024, net cash used in operating activities was $55.4 million and consisted primarily of a net loss of $74.1 million adjusted for non-cash items, including depreciation and amortization expense of $10.2 million, stock-based compensation expense of $14.4 million, impairment of $1.1 million for asset that met the held for sale criteria during the period and a net increase in operating assets and liabilities in the amount of $4.2 million.
Net cash used in operations increased by $8.3 million year-over-year primarily due to increased research and development costs, including external preclinical and clinical development costs related to our internally developed programs.
Cash flows from investing activities
In the nine months ended September 30, 2025, net cash used in investing activities was $69.7 million primarily from purchases of marketable securities of $134.9 million, partially offset by cash provided by maturities of marketable securities of $65.2 million.
In the nine months ended September 30, 2024, net cash used in investing activities was $60.6 million primarily from purchases of marketable securities of $159.5 million, partially offset by maturities of marketable securities of $99.0 million.
Cash flows from financing activities
In the nine months ended September 30, 2025, net cash provided by financing activities was $102.1 million. The net cash provided resulted primarily from aggregate proceeds of $102.3 million from the issuance of common stock pursuant to the PIPE with AMD, the issuance of common stock pursuant to our July 2025 underwritten offering and pursuant to the ATM, and proceeds of $2.5 million from the issuance of common stock from stock option exercises and our 2021 ESPP, partially offset by principal payments of $2.7 million made for financed equipment.
In the nine months ended September 30, 2024, net cash provided by financing activities was $81.5 million primarily from proceeds of $80.8 million from the issuance of common stock from a public offering and proceeds of $3.8 million from the issuance of common stock from option exercises and our 2021 ESPP, partially offset by principal payments of $3.1 million made for financed equipment.
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
There were no material changes in our critical accounting policies and estimates during the nine months ended September 30, 2025.
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
In addition, we are also a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act and have elected to take advantage of certain of the scaled back disclosure requirements available to smaller reporting companies such as avoiding the extensive narrative disclosure required of other reporting companies, particularly in the description of executive compensation. We will remain a smaller reporting company until (a) the last day of the fiscal year in which we have total annual gross revenue of less than $100 million and the market value of our common stock held by non-affiliates exceeds $700.0 million as of the prior June 30th, or (b) the last day of the fiscal year in which we have total annual gross revenue exceeding $100 million and the market value of our common stock held by non-affiliates exceeds $250.0 million. In August 2025, the SEC released a Compliance and Disclosure Interpretation clarifying the filer status transition for registrants that lose their smaller reporting company status based on the revenue tests. Due to this interpretation, we will remain a non-accelerated filer for filings due in the fiscal year immediately following the loss of smaller reporting company status, allowing us to retain the exception from the auditor attestation requirement on internal control over financial reporting. However, the interpretation specifies that we will lose eligibility for all other smaller reporting company accommodations beginning with the Form 10-Q for the first fiscal quarter of the year after losing smaller reporting company status.
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
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Our current business has a limited operating history. We began commercial operations in 2018. Before engaging in commercial operations, we focused primarily on technology development. Our revenue to date has been generated primarily from drug creation activities through partnerships, and we do not anticipate generating any revenue from commercial product sales, if ever, until we successfully complete the clinical development of, and achieve regulatory approval for, any of our internally developed programs, all of which are still in preclinical development. We are still early in the adoption phase of our drug creation model, and, as of October 31, 2025, no partner has entered into a license for clinical or commercial use of any intellectual property rights related to a product candidate or cell lines. We also have only recently begun to develop programs for our own product candidates and may experience difficulties advancing these programs through to clinical development and generating value from them. We may never achieve commercial success and we have limited historical financial data upon which we may base our projected financial performance. We also have limited historical financial data upon which we may base our planned operating expenses or upon which you may evaluate our business and prospects. Based on our limited experience, we may not be able to effectively:
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
We have incurred significant losses since our inception. For the nine months ended September 30, 2025 and 2024, we incurred net losses of $85.6 million and $74.1 million, respectively. As of September 30, 2025, we had an accumulated deficit of $595.2 million. We expect that our operating expenses will continue to increase as we grow our business and advance our internally developed programs. Since our inception, we have financed our operations primarily from private placements of our equity securities, convertible promissory notes, the sale of common stock in our initial public offering (IPO), subsequent follow-on offerings, the incurrence of other indebtedness and other financing activities, and to a lesser extent, revenue derived from our drug creation activities leveraging our Integrated Drug Creation platform. We have devoted substantially all of our resources to the development of our Integrated Drug Creation platform and commercialization of resulting drug creation capabilities, and the research and development of our internally developed programs. We will need to generate significant additional revenue to achieve and sustain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. We may never be able to generate sufficient revenue to achieve or sustain profitability and our recent and historical financial and operating results should not be considered indicative of our future performance.
We will need to raise additional capital to fund our operations and improve our Integrated Drug Creation platform. If we are unable to raise additional capital on terms acceptable to us or at all, we may not be able to compete successfully, which would harm our business, operations, and financial condition.
As of September 30, 2025, we had $152.5 million in cash, cash equivalents and marketable securities. We expect our current cash, cash equivalents and marketable securities and anticipated cash flows from operations will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months. If our available resources and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of higher expenses than we anticipate related to internally developed programs or our investments in our Integrated Drug Creation platform or any other technology, lower demand from existing and potential partners for our Integrated Drug Creation platform, or the realization of other risks described in this "Risk Factors” section, we will be required to raise additional capital through issuances of equity or convertible debt securities, entrance into a credit facility or another form of third party funding, or seek other sources of financing. Such additional financing may not be available on terms acceptable to us or at all.
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
For the nine months ended September 30, 2025, all of our revenue was generated by technology development fees through performing drug creation activities for our partnered programs. To date, such fees have generally been payable upon both the inception of, and the demonstration of technical achievement of program milestones, under drug creation agreements with our partners. Our business model depends, in part, on the successful completion of the drug creation phase under these arrangements and on our subsequent entry into long-term license arrangements with our partners that entitle us to development, regulatory and commercial milestones and/or royalties with respect to product candidates generated through our Integrated Drug Creation platform, as well as product candidates discovered and/or manufactured in cell lines developed by us. We are still in the very early stages of implementing our drug creation model and, to date, no partner has entered into a license for clinical or commercial use of any intellectual property rights related to product candidates discovered thereunder or cell lines developed by us. If we are unable to maintain these partnerships (including if such partnerships are terminated prior to or upon completion of the drug creation phase) or we are otherwise unable to enter into commercial license agreements for our partnered programs, we will not receive any downstream payments, which may have a material and adverse effect on our business prospects. Additionally, any such license agreements that we may enter into may not be on terms that are favorable to us and may not result in meaningful revenues to us, or at all, or such license agreements may be terminated.
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
Preclinical and clinical development is uncertain. Our preclinical and clinical product candidates may experience delays or may never advance to and/or through clinical trials, which would adversely affect our or our partners’ ability to obtain regulatory approvals or commercialize these product candidates on a timely basis or at all, which would have an adverse effect on our business.
We are very early in our development of product candidates and have focused our efforts to date on platform development, discovery, research, preclinical and early clinical development. We have only recently dosed the first participants in our Phase 1 clinical trial of ABS-101 and all of our other programs are still in the research or preclinical stage of development. Thus, we have limited experience as a company in conducting clinical trials.
We cannot guarantee that any clinical trials will be initiated or conducted as planned or completed on schedule, if at all. For example, despite interim results from the first cohorts of the ongoing Phase 1 clinical trial that demonstrated extended half-life as compared to first-generation anti-TL1A competitor programs but not next-generation programs, and with no apparent impact of ADA on PK or serious adverse events reported to date, we made the strategic decision to seek a partner for ABS-101 rather than advance it through later-stage development ourselves. We also cannot be sure that submission of an IND (or foreign equivalent) will result in the FDA or other regulatory authority, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. If our preclinical product candidates experience delays or never advance to clinical trials, it would have an adverse effect on our business.
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
•we may face competition from companies currently offering adjacent technology (e.g. AI-enabled small molecule design) that may seek to develop antibody design capabilities, such as Recursion Pharmaceuticals, Inc., Relay Therapeutics, Inc., Isomorphic Labs Limited, and Schrodinger, Inc., among others; and;
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
The pharmaceutical industry is intensely competitive. If we are unable to compete effectively with existing drugs, new treatment methods and new technologies, we may be unable to commercialize successfully any drugs that we develop
The pharmaceutical industry is intensely competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs for the same diseases that we are targeting or expect to target, including IBD. Many of our competitors have:
• much greater financial, technical and human resources than we have at every stage of the discovery, development, manufacture and commercialization of products;

• more extensive experience in designing and conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing, marketing and selling pharmaceutical products;
• product candidates that are based on previously tested or accepted technologies;
• products that have been approved or are in late stages of development; and
• collaborative arrangements in our target markets with leading companies and research institutions.
We will face intense competition from drugs that have already been approved and accepted by the medical community for the treatment of the conditions for which we may develop products. We also expect to face competition from new drugs that enter the market. We believe a significant number of drugs are currently under development, and may become commercially available in the future, for the treatment of conditions that our current or future product candidates are or may be designed to treat. These drugs may be more effective, safer, less expensive, or marketed and sold more effectively, than any products we develop. Our competitors may develop or commercialize products with significant advantages over any products we are able to develop and commercialize based on many different factors, including:
• the safety and effectiveness of our products relative to alternative products, if any;
• the ease with which our products can be administered and the extent to which patients accept relatively new routes of administration;
• the timing and scope of regulatory approvals for these products;
• the availability and cost of manufacturing, marketing and sales capabilities;
• price;
• more extensive coverage and higher levels of reimbursement; and
• patent position.
Our competitors may therefore be more successful in developing and/or commercializing their products than we are, which could adversely affect our competitive position and business. Competitive products may make any products we develop obsolete or noncompetitive before we can recover the expenses of developing and commercializing our product candidates.
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
The ability of the FDA or comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of the SEC and other government agencies or comparable foreign regulatory authorities on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

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
Similar consequences would also result in the event of another significant shutdown of the federal government. For example, over the last several years, including beginning on October 1, 2025, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. The duration of the current government shutdown is unknown. If a prolonged government shutdown occurs, or if geopolitical or global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Such changes could significantly impact the ability of the FDA to timely review and take action on our regulatory submissions, which could have a material adverse effect on our business, including INDs placed on clinical holds or delayed new drug approvals. If the FDA is constrained in its ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. Further, in our operations as a public company, future government shutdowns or substantial leadership, personnel, and policy changes could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
With the change in the U.S. Presidential Administration in 2025, there continues to be substantial uncertainty as to the extent to which and how the current administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Some of these efforts have manifested to date in the form of personnel cuts and measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development and obtain the requisite regulatory approvals in the future. There remains general uncertainty regarding future activities. The current Administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance as a result of the current Administration or otherwise, there could be a material adverse effect on us and our business.
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
In the nine months ended September 30, 2025 and 2024, revenue from three partners accounted for 98% of our partner program revenue and two partners accounted for 100% of our partner program revenue, respectively. The revenue attributable to these partnerships may fluctuate in the future, which could have an adverse effect on our business, financial condition, results of operations and prospects. Our existing partners may cease to use our technologies depending on their own technological developments, availability of other competing technologies, and internal decisions regarding allocation of time and resources to the discovery and development of biologic product candidates, over which we have no control. Our existing and potential future partners may have limited resources to initiate new programs, which could limit their adoption or scale of application of our technologies. In addition, existing partners may choose to produce some or all of their requirements internally by using or internally developing their own capabilities or by using capabilities from acquisitions of assets or entities from third parties with such capabilities. While our business is not substantially dependent on partner program revenues from any individual partner, because we currently have a limited number of partnerships, a loss of one of our partners could adversely impact our revenue, results of operations, cash flows or reputation in any given period.
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
We may need to develop and expand our workforce, commercial infrastructure and laboratory operations to support anticipated growth in demand for our drug creation programs, and we may encounter difficulties in managing this development and expansion.
We may need to expand our workforce, commercial infrastructure and laboratory operations to support anticipated growth in demand for our drug creation programs. If we are unable to support fluctuations in the demand for our drug creation programs, including ensuring that we have adequate capacity to meet increased demand, our business could suffer. We expect to continue to develop our employees and the scope of our operations as we continue to enhance our technologies and expand our number of programs. As we seek to pursue and advance internally developed programs, increase the number of our partnerships, expand the scope of our existing partnerships, and further develop our technological capabilities, we may need to incorporate new equipment, implement new technology systems and laboratory processes and hire new personnel with different qualifications. Failure to manage this growth or transition could result in turnaround time delays, higher research and development costs, declining drug creation program quality, deteriorating alliance management success, and slower responses to competitive challenges. Moreover the successful execution of our programs requires ongoing integration amongst our employees who come from a variety of technical backgrounds. As we increase the number of partnered and internally developed programs, we must ensure alignment and effective collaboration between our wet-lab biologists and AI scientists which we may not achieve due to the challenge of integrating these disparate domains. A failure in any one of these areas could make it difficult for us to meet market expectations for our technologies, and could damage our reputation and the prospects for our business.
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
Our success depends on the skills, experience and performance of key members of our senior leadership team, as well as highly skilled employees in certain technical fields. The individual and collective efforts of these employees will be important as we continue to develop our Integrated Drug Creation platform and our technology, and as we expand our commercial and development activities. The loss or incapacity of existing members of our executive management team could adversely affect our operations if we experience difficulties in hiring qualified successors. While our executive officers are party to employment contracts with us, their employment with us is at-will, which means that either we or the executive may terminate their employment at any time, and we therefore cannot guarantee their retention for any period of time.
Our research and development activities depend on our ability to attract and retain highly skilled personnel. We may not be able to attract or retain qualified personnel due to the intense competition for highly skilled scientists, including those focused on AI-powered biologic drug discovery and cell line development, as well as qualified business development and sales professionals, among life sciences companies. Competition for personnel with expertise in AI-powered drug discovery is particularly intense. Additionally, our headquarters located in Vancouver, Washington, which does not have as high a concentration of innovative biotechnology or AI companies as other geographic locations, may negatively impact our ability to attract and retain top talent. Further, some of the qualified personnel that we hire and recruit may not be U.S. citizens. Changes to U.S. immigration policies, particularly to H-1B and other visa programs, could restrain the flow of technical and professional talent into the United States and may inhibit our ability to hire qualified personnel, as well as increase related hiring costs.
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
We have made technology acquisitions in the past and may, in the future, pursue acquisitions of businesses and assets in the future. We also may pursue strategic alliances, joint ventures or other commercial deal structures that leverage our technologies and industry experience to expand our offerings. Additionally, we intend to invest in certain wholly-owned preclinical and/or clinical development programs with the goal of licensing or selling them to partners for clinical development. Although we have acquired other businesses or assets in the past, we may not be able to find suitable partners or acquisition or asset purchase candidates in the future, and we may not be able to complete such transactions on favorable terms, if at all. The competition for partners or acquisition candidates may be intense, and the negotiation process will be time-consuming and complex. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, these acquisitions may not strengthen our competitive position, the transactions may be viewed negatively by partners or investors, we may be unable to retain key employees of any acquired business, relationships with key suppliers, manufacturers or partners of any acquired business may be impaired due to changes in management and ownership, and we could assume unknown or contingent liabilities. Any future acquisitions also could result in the incurrence of debt, contingent liabilities or future write-offs of intangible assets or goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. We cannot guarantee that we will be able to fully recover the costs of any acquisition. Integration of an acquired company also may disrupt ongoing operations and require management resources that we would otherwise focus on developing our existing business. We may not realize the anticipated benefits of any acquisition, technology license, strategic alliance, joint venture, or other commercial deal structure. We also may experience losses related to investments in other companies, which could have a material adverse effect on our business, financial condition, results of operations and prospects. Acquisitions may also expose us to a variety of international and business related risks, including intellectual property, regulatory laws, local laws, tax and accounting.
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
We may be required to repay the outstanding indebtedness under the MFA if an event of default occurs under the MFA. An event of default will occur if, among other things, we fail to make required payments under the MFA; we breach any of our covenants under the MFA, subject to specified cure periods with respect to certain breaches; the lender determines that a material adverse change (as defined in the MFA) has occurred; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit the third party to accelerate the maturity of such indebtedness or that could have a material adverse change on us. We may not have enough available cash, cash equivalents and marketable securities or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In such a case, we may be required to delay, limit, reduce or terminate our operations or grant to other parties the rights to develop and market our Integrated Drug Creation platform that we would otherwise prefer to develop and market ourselves. The lender could also exercise its rights as secured lender to take possession of and to dispose of the collateral securing the MFA, which collateral includes substantially all of our property. Our business, financial condition, results of operations and prospects could be materially adversely affected as a result of any of these events.
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
As of September 30, 2025 the aggregate number of shares of our common stock that may be issued pursuant to our 2021 Plan, 2021 ESPP, and 2023 Inducement Plan are 5,483,484 shares, 3,132,960 shares, and 1,724,200 shares, respectively. The number of shares of common stock that may be issued pursuant to the 2021 Plan does not include outstanding equity awards. The number of shares of common stock reserved for issuance under the 2021 Plan and 2021 ESPP are automatically increased on each January 1 by 5% and 1%, respectively, of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future issuance each year, our stockholders will experience additional dilution, which could cause our share price to fall.
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
As of October 31, 2025, our executive officers, directors, and 5% stockholders beneficially owned over 39% of our common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
Future sales of our common stock in the public market could cause our share price to fall.
Sales of a substantial number of shares of our common stock in the public market, including any time following the expiration of legal restrictions on resale or the perception in the market that the holders of a large number of shares of our common stock intend to sell shares, could reduce the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. In August 2025, we filed a registration statement on Form S-3 with respect to potential future sales of our securities, which was declared effective in August 2025. We have also filed registration statements on Form S-8 to register our common stock issuable pursuant to our equity incentive plans. Shares registered under the registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options. Additionally, certain holders of our common stock are entitled to rights with respect to registration of such shares under the Securities Act pursuant to a registration rights agreement between such holders and us. If such holders, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock.

Additionally, in August 2025, we entered into the Sales Agreement with TD Securities (USA) LLC (the Sales Agent) with respect to an “at the market offering” program under which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $100.0 million through the Sales Agent. We will pay the Sales Agent a commission up to 3.0% of the gross sales proceeds of any shares sold under the Sales Agreement. Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of our common stock intend to sell shares, could reduce the market price of our common stock.
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
The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. For example, on July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which enacts significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include but are not limited to expensing of domestic research and development expenses, increasing the limit of the deduction of interest expense deduction to thirty percent of EBITDA, and one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. We are currently evaluating the impact the new tax law will have on our financial condition and results of operations. Preliminarily, we do not anticipate a material change to our effective income tax rate and our net deferred federal income tax assets as we maintain a full valuation allowance. In recent years, many such changes have been made, and changes are likely to continue to occur in the future. It cannot be predicted whether, when, in what form or with what effective dates tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law.
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
Our results of operations could be adversely affected by general conditions in the global economy and financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our technologies and our ability to raise additional capital when needed on favorable terms, if at all. Recently, the rate of inflation has increased throughout the U.S. economy. Inflation may adversely affect us by increasing the costs associated with performing research and development on internal research initiatives and partnered programs. We may experience significant increases in the prices of labor, consumables, and other costs of doing business. In an inflationary environment, such cost increases may outpace our expectations, causing us to use cash faster than forecasted. A weak or declining economy may also strain our partners, possibly resulting in supply disruption, or cause delays in their payments to us. In addition, the U.S. has recently imposed blanket tariffs of at least 10% on virtually all imports to the U.S. and significantly higher tariffs applicable to imports from many countries, which have resulted in other countries imposing additional tariffs on imports from the U.S. The Trump administration has threatened to impose additional significant tariffs on pharmaceutical products, which could lead to corresponding punitive actions by the countries with which the U.S. trades. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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
In addition, we are also a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act and have elected to take advantage of certain of the scaled back disclosure requirements available to smaller reporting companies such as avoiding the extensive narrative disclosure required of other reporting companies, particularly in the description of executive compensation. We will remain a smaller reporting company until (a) the last day of the fiscal year in which we have total annual gross revenue of less than $100 million and the market value of our common stock held by non-affiliates exceeds $700.0 million as of the prior June 30th, or (b) the last day of the fiscal year in which we have total annual gross revenue exceeding $100 million and the market value of our common stock held by non-affiliates exceeds $250.0 million. In August 2025, the SEC released a Compliance and Disclosure Interpretation clarifying the filer status transition for registrants that lose their smaller reporting company status based on the revenue tests. Due to this interpretation, we will remain a non-accelerated filer for filings due in the fiscal year immediately following the loss of smaller reporting company status, allowing us to retain the exception from the auditor attestation requirement on internal control over financial reporting. However, the interpretation specifies that we will lose eligibility for all other smaller reporting company accommodations beginning with the Form 10-Q for the first fiscal quarter of the year after losing smaller reporting company status.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c) Insider Trading Arrangements
During the quarter ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a plan or other arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangements under the Exchange Act.

Item 6. Exhibits

Exhibit No.	Description
1.1
Sales Agreement, dated August 12, 2025, by and between Absci Corporation and TD Securities (USA) LLC (filed as Exhibit 1.2 to the Form S-3, File No. 333-289541, filed by Absci Corporation on August 12, 2025 and incorporated herein by reference).

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

ABSCI CORPORATION

Date: November 12, 2025	By:	/s/ Zachariah Jonasson
Zachariah Jonasson, Ph.D.
Chief Financial Officer (Principal Financial Officer) and Chief Business Officer

Date: November 12, 2025	By:	/s/ Todd Bedrick
Todd Bedrick
Chief Accounting Officer (Principal Accounting Officer)