Form 10-K
period 2025-12-31
Absci Corp
filed 2026-03-24
CIK 1672688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Rule 10D-1(b) under the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes   ☐     No  ☒
As of June 30, 2025, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was approximately $303.8 million.
The registrant had outstanding 153,021,263 shares of $0.0001 par value common stock as of March 6, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

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
•Our plans and expectations regarding the initiation, timing, progress, results, and costs of both of our internally developed programs and partnered programs, including current and future preclinical studies and clinical trials, and the period during which the results of such studies and trials will become available, are subject to a high degree of uncertainty.
•Our short operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
•We have incurred significant losses since inception, we expect to incur losses in the future and we may not be able to generate sufficient revenue to achieve and maintain profitability.
•We will need to raise additional capital to fund our operations, pre-clinical and clinical development of our internally developed programs, and to improve our Integrated Drug Creation platform. If we are unable to raise additional capital on terms acceptable to us or at all, we may not be able to continue to develop our internally developed programs and/or compete successfully with our Integrated Drug Creation platform, which would harm our business, operations, and financial condition.
•Biologic drug development is inherently uncertain, and it is possible that our technology may not succeed in discovering appropriate product candidates. Even if we do succeed, it is possible that none of the product candidates created using our Integrated Drug Creation platform, if any, that are further developed by our partners will achieve development or regulatory milestones, including marketing approval, or become viable commercial technologies, on a timely basis or at all, which would harm our ability to generate revenue.
•Positive results from early preclinical studies or preliminary results from clinical trials of our product candidates are not necessarily predictive of the results of later preclinical studies and any future clinical trials of our product candidates. If we cannot replicate the positive results from our earlier preclinical studies of our product candidates in our later preclinical studies, clinical trials and future clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our product candidates.
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
•Preclinical and clinical development is uncertain. Our or our partners' preclinical and clinical product candidates may experience delays or may never advance to and/or through clinical trials, which would adversely affect our or our partners’ ability to obtain regulatory approvals or commercialize these product candidates on a timely basis or at all, which would have an adverse effect on our business.
•The markets in which we operate, including those for Integrated Drug Creation platform technology and our Internally Developed Programs, are highly competitive, and if we are unable to compete effectively, our business and prospects could be adversely affected.
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

•If we do not achieve our projected development goals in the timeframes we announce and expect, the clinical development of our programs, commercialization of our programs, and validation of our Integrated Drug Creation platform may be delayed and our expenses may increase and, as a result, our stock price may decline.
•Our commercial success depends on the technological capabilities of our Integrated Drug Creation platform and the advancement of our Internally Developed Programs.
•We are substantially dependent on the successful application of our Integrated Drug Creation platform to identify, design and advance product candidates for our internally developed programs. Our ability to generate and progress these programs, and in some cases enter into potential collaboration or licensing arrangements for further development, depends in part on the performance and continued development of our platform technologies.
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
•If we are unable to obtain and maintain sufficient intellectual property protection for our technologies and product candidates, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technologies or product candidates similar or identical to ours, and our ability to successfully leverage our technologies or product candidates may be impaired.
•Disruptions to the operations of the FDA, the SEC or other government agencies, including due to funding shortages, government shutdowns, policy changes or staffing reductions, could delay regulatory reviews, approvals or other governmental actions on which our business depends, which could adversely affect our business.

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
•our ability to enter into commercial license agreements for our partnered programs with those partners who do not currently have milestone payment and royalty obligations to us;
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
Any forward-looking statements in this Annual Report on Form 10-K reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and assumptions that could cause our actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of this Annual Report on Form 10-K. You should not rely upon forward-looking statements as predictions of future events. Such forward-looking statements speak only as of the date of this report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make or enter into.
You should read this Annual Report on Form 10-K and the documents that we have filed as exhibits to this Annual Report on Form 10-K completely and with the understanding that our actual future results, performance or achievements may be materially different from what we expect. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
This Annual Report on Form 10-K includes statistical and other industry and market data, which we obtained from our own internal estimates and research, as well as from industry and general publications and research, surveys, and studies conducted by third parties. Industry publications, studies, and surveys generally state that they have been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe that each of these studies and publications is reliable, we have not independently verified market and industry data from third‑party sources. While we believe our internal company research is reliable and the market definitions are appropriate, neither such research nor these definitions have been verified by any independent source.
Throughout this Annual Report on Form 10-K, the “Company,” “Absci,” “Absci Corporation,” “we,” “us,” and “our,” except where the context requires otherwise, refer to Absci Corporation and its consolidated subsidiaries; “our board of directors” refers to the board of directors of Absci Corporation.
Trademarks
This Annual Report on Form 10-K contains references to our trademarks and service marks and to those belonging to third parties. Absci’s stylized A logo, Absci®, SoluPro®, Bionic SoluPro®, and Unlimit with us® (design) are our registered trademarks with the U.S. Patent and Trademark Office. We also use various other trademarks, service marks and trade names in our business, including but not limited to, the Absci AI logo mark, IgDesign, Translating Ideas into Drugs, Integrated Drug Creation, Creating drugs at the speed of Ai, and Denovium. All other trademarks, service marks or trade names referred to in this Annual Report on Form 10-K are the intellectual property of their respective owners. Use of these marks/trade names does not imply affiliation, endorsement, or sponsorship of any kind. Solely for convenience, the trademarks and trade names in this Annual Report on Form 10-K may be referred to with or without the ® and ™ symbols, but references which omit the ® and ™ symbols should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

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

Part I.
Item 1. Business
Overview
We are a clinical-stage biopharmaceutical company using an AI-native approach to develop differentiated antibody therapeutics. Our integrated drug creation platform combines Origin-1, our generative design model, with rapid validation using our lab-in-the-loop. We focus on underexplored mechanisms where unmet medical need is high and competition is low.
We have advanced our first two programs from AI design to IND (or foreign equivalent) in around two years with a total investment of approximately $15 million per program, compared to an industry average of 4–6 years at a cost of greater than $50 million. This combination of underexplored target selection and capital-efficient execution is central to our strategy.
Our lead product candidate, ABS-201, is an anti-prolactin receptor (PRLR) antibody engineered with an extended half-life to support a patient-friendly dosing interval. We believe PRLR is an underexplored target with the potential to provide durable, disease-modifying effects. If successfully developed, ABS-201 could establish a new treatment category in indications where current options remain inadequate. ABS-201 is being developed for two indications, androgenetic alopecia (AGA) or pattern hair loss (PHL) and endometriosis, each with large affected populations and significant unmet need:
•Androgenetic Alopecia: ABS-201 is being evaluated in the HEADLINE™ Phase 1/2a clinical trial (NCT07317544) for AGA, a condition affecting approximately 80 million people in the United States. Our own patient and clinician surveys, as well as those of other parties, show broad dissatisfaction with current standard of care, which is limited by variable efficacy, poor compliance, and a lack of durable approaches. No approved therapy provides durable hair regrowth. We have dosed the first three single ascending dose cohorts with a favorable safety profile to date. Interim proof-of-concept data, including exploratory efficacy endpoints, are expected in the second half of 2026.
•Endometriosis: We plan to initiate a Phase 2 clinical trial of ABS-201 in endometriosis, a chronic condition estimated to affect approximately 10% of women of reproductive age worldwide. There is currently no FDA-approved disease-modifying therapy for endometriosis. The condition is associated with significant chronic pain, reduced quality of life, and impaired fertility, and treatment options are limited by inadequate long-term effectiveness and tolerability. PRLR signaling may contribute to both endometrial lesion development and pain-related pathways, which if demonstrated clinically, could support the potential for a non-hormonal and non-surgical treatment. A recent clinical trial has demonstrated clinical proof of concept for targeting PRLR for endometriosis. Our Phase 2 clinical trial for endometriosis is planned for the fourth quarter of 2026, subject to data from the ongoing HEADLINE trial and regulatory considerations.
Beyond ABS-201, we are advancing additional preclinical programs using our platform. We may seek partnerships or out-licensing arrangements for select pipeline assets, which would provide non-dilutive capital We believe we are positioned to execute on near-term catalysts while building long-term pipeline value.

The AI Drug Creation Opportunity
Traditional drug discovery and preclinical development can take 4–6 years to go from discovery to clinical development at an aggregate cost of over $100 million per product candidate. Moreover, success rates for traditional drug discovery, as defined by successfully reaching a marketed product, are estimated at less than 5%. In all, it can take as much as 12–15 years, with costs estimated to exceed $1 billion to bring a drug to market.
Advances in AI are increasingly being applied to drug discovery and development. In May 2023, the U.S. Food and Drug Administration (FDA) acknowledged that AI has the potential to play an important role in drug development, including supporting efforts to improve aspects of the drug development process. Some industry participants and analysts have identified generative AI as a potential approach for designing potential drug candidates with specific attributes.
Our Integrated Drug Creation platform is the engine of our AI-native approach, allowing us to design anti-body based therapeutics that target underexplored biological mechanisms. We continue to expand our platform’s capabilities to support aspects of antibody drug discovery. Our AI models are designed to generate antibodies, including multispecific antibodies, in silico to target specific epitopes. These models are also designed to evaluate multiple characteristics that may be relevant to drug development.
We are leveraging our Integrated Drug Creation platform to:
•Design potential first-in-class and best-in-class therapeutics: We believe our Integrated Drug Creation platform, together with our generative AI models including Origin-1 (our de novo AI model), and AI lead optimization models, enables us to access underexplored mechanisms, unlock novel biology, and design therapeutics against difficult-to-drug targets with significant unmet medical need.
•Increase the potential probability of success: Our AI models have been designed to enable multi-parametric predictions and simultaneous optimization of attributes in parallel, which we believe may enable the design of product candidates with defined characteristics that may be relevant to clinical development and thus increase the potential for clinical success.
•Reduce time and cost to clinic: We believe our platform may support more efficient preclinical development timelines. For example, we demonstrated capital-efficient development by advancing our first two internal pipeline programs through to IND (or foreign equivalent) in around two years with a total investment of approximately $15 million per program.
Our strategy is to leverage our Integrated Drug Creation platform to create differentiated antibody-based therapeutics for our own pipeline and for our partners’ pipelines. We are currently advancing two internally developed programs in clinical development, including ABS-201, that are intended to address underexplored mechanisms where there is significant unmet medical need.
Our Integrated Drug Creation Platform
Absci is a clinical-stage, AI-native biopharmaceutical company. Our approach leverages a continuous feedback loop between advanced AI algorithms and wet lab validation. Each cycle refines our data and strengthens our models, facilitating rapid innovation and enhancing the precision of our therapeutic designs.
With the data to learn, the AI to create, and the wet lab to validate, we believe our lab-in-a-loop powers our ability to go from AI designs to wet lab-validated product candidates in as little as six weeks. Our proprietary Integrated Drug Creation platform supports the development of both internally developed and partnered programs that address underexplored biological mechanisms and enables the design of product candidates with defined target product profiles (TPPs).
Lab-in-a-loop

Data to Train: We leverage a combined 77,000+ square feet wet-lab and dry-lab facility to generate high-quality data at scale for AI model training and testing. We have continuously generated high-quality data at scale for AI model training using technologies such as high-throughput Surface Plasmon Resonance (SPR) for affinity measurements of antibodies, SoluPro and the ACE assay, a bacterial synthetic-biology platform that allows for affinity measurement of antibody fragment libraries, and enrichment/ sorting/ titration of yeast and phage displayed AI-designed libraries. We also regularly make use of public biological datasets. Our ability to generate accurate data through efficient operational infrastructure generates high-quality data in a high-throughput manner to train and test our AI models.
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
Our Integrated Drug Creation platform enables our core competencies in three broad areas:
•Target selection and discovery: Target selection is a strategic pillar of our AI-native approach, allowing us to identify opportunities where we can establish first-in-class or best-in-class positions. We prioritize targets considering multiple factors, including: (1) biological potential in underexplored mechanisms; (2) relevance to diseases with significant unmet medical need; (3) prior challenges in addressing the target using traditional antibody discovery approaches; and (4) suitability for design using our AI models for capital efficient development. We may also use our proprietary reverse-immunology technology to identify potentially desirable targets. This technology allows us to reconstruct prevalent immune-response antibodies from disease tissue to identify their corresponding antigens. This method can provide us with possible therapeutic targets, as well as their cognate antibody binding partners, for further potential validation and AI-optimization. In our Drug Creation Partnerships, targets are typically selected by our partners based on their own assessments.
•AI-guided antibody drug creation: Starting with an envisioned TPP as well as an antibody framework, target antigen and epitopes, we use generative AI models, such as our proprietary Origin-1 de novo antibody design models to create a library of relevant antibody designs predicted to bind to the target epitope(s) and desired attributes. These designs are filtered and sorted using AI models and then the top ranking designs are tested in our wet-lab to determine and validate key attributes, such as target epitope specificity, affinity, functionality, and developability.
•AI-guided lead optimization: With multi-parametric AI lead optimization, we work to simultaneously evaluate and improve key attributes such as target epitope binding affinity, manufacturability, and other pharmacologic characteristics. The attributes of these optimized designs are also tested in our wet-lab to confirm whether the desired targeted preclinical profile has been met, and thus allow for further advancement through preclinical and, potentially, clinical development.
Origin 1: In January 2026 we released Origin-1, Absci’s platform for de novo design of full-length monoclonal antibodies against “zero-prior” epitopes. While several de novo antibody design models have succeeded in delivering binders against solved epitopes (binding sites that have already been structurally characterized with a known protein binder, these approaches do not prioritize a critical problem in therapeutic discovery: designing antibodies for targets and epitopes lacking solved complex structures with protein binders. Origin-1 was developed and validated to address this challenge. “Zero-prior-epitopes” refer to target sites that, to our knowledge have no published reports describing a protein (including, for example, an antibody) that binds to the target at the selected epitope.
Origin-1 consists of: (1) AbsciGen, the generative engine creating antibody structures and sequences, y structures and sequences, and (2) AbsciBind, an engine that scores and filters antibody candidates prior to experimental characterization. In contrast to traditional drug discovery campaigns, Origin-1 generated product candidates by screening fewer than 100 designs per target. Origin-1 has been successfully validated against four targets to date by showing binding, developability, and ~100nM functional potency confirmed across 5+ orthogonal assays. Additionally, structures of top binders for 2 example targets (COL6A3 and AZGP1) were confirmed by cryogenic electron microscopy (Cryo-EM), with experimental structures matching the design models closely, confirming Origin-1’s ability to generate epitope specific, atomically accurate binders.

We believe this platform is potentially the first demonstration of de novo design of full-length monoclonal antibodies against "zero-prior" epitopes with atomically accurate complex structures and functional activity.
Origin-1 was developed using multiple years of proprietary data generation. Our lab-in-a-loop platform continuously feeds wet-lab validation data back into the models, capturing the fundamental binding mechanics and rules often absent from public datasets.
Our Business Model
Our business model is designed to drive value through our AI-native approach to therapeutic discovery and development. We leverage our Integrated Drug Creation platform to (1) build and advance an internal pipeline of differentiated therapeutic programs that we advance through clinical development and commercialization, (2) generating internally developed programs that are subsequently partnered or out-licensed following certain value inflection points (anywhere from preclinical through early phases of clinical development), and (3) strategically partnering with third parties to leverage our Integrated Drug Creation platform to support early discovery efforts in a variety of deal structures.
Internally Developed Programs: Our pipeline includes internally developed programs designed to address areas of significant unmet medical need, including programs that we believe may have the potential to represent first-in-class or disease-modifying approaches. These programs have been generated using our platform capabilities, including de novo antibody design, multi-parameter candidate optimization and reverse immunology approaches. We intend to advance a limited number of internally developed programs, such as ABS-201, through clinical development and potential commercialization. For other internally generated programs, we may seek to enter into collaboration, partnership or out-licensing arrangements at various stages of development, which may include preclinical stages or early phases of clinical development, to support the advancement of selected programs and continued development of our platform.
Partnered Programs: We may enter into drug creation collaborations for drug creation programs and co-development partnerships with third parties. Our drug creation collaboration programs may include up-front fees and research fees, as well as potential clinical and/or commercial milestones and royalties. Through our co-development partnerships, we collaborate to develop drug creation programs to certain value inflection points before considering partnering or out-licensing opportunities and may include mutual cost-sharing and/or technology contributions. Absci has had a track record of partnerships with leading biopharmaceutical companies including Merck, AstraZeneca, Almirall and others.
Strategy
Our strategy is focused on generating internally developed programs that address underexplored biological mechanisms in areas of significant unmet medical need, including programs that we believe may have the potential to represent first-in-class or disease-modifying approaches. We intend to advance a limited number of programs that we believe are best aligned with our capabilities through clinical development and potential commercialization. For other internally generated programs, we may seek to enter into collaboration, partnership or out-licensing arrangements at various stages of development, which may include preclinical stages or early phases of clinical development, in order to support the advancement of selected programs and the continued development of our platform
Our strategy is driven by our AI-native approach and Integrated Drug Creation platform, which encompasses cutting edge generative AI models that are integrated with our lab-in-the-loop, which assesses and validates our AI model designs. By leveraging our lab-in-the-loop, we drive a continuous learning cycle—data to train, AI to create, and wet lab to validate—that accelerates AI model innovation and thus continually improves our Integrated Drug Creation platform. With each iteration, our Integrated Drug Creation platform refines its predictive capabilities, improving design capabilities and allowing us to create better antibody-based therapeutics against increasingly challenging targets that are beyond the reach of traditional drug discovery approaches.
Advancing a diverse portfolio of internally developed programs: We are advancing a portfolio of internally developed programs, each designed using our generative AI models, including our Origin-1 de novo AI models, and our AI-driven lead optimization models. These programs span multiple therapeutic areas and focus on areas with significant unmet medical need. We are increasingly leveraging our platform to create antibody-based therapeutics, including multi-specific antibodies, against complex and hard-to-drug targets. We intend to advance a limited number of programs that we believe are best aligned with our capabilities through clinical development and potential commercialization. For other internally developed programs, we may seek to enter into collaboration, partnership or out-licensing arrangements at various stages of development, which may include preclinical stages or early phases of clinical development. Our portfolio approach ensures our value is anchored in a repeatable engine capable of generating a sustainable pipeline of best-in-class or first-in-class therapeutics.
Continuous investment in our team and integrated drug creation platform: We intend to maintain our technological differentiation through continued investment in our team and platform. We expect to maintain an integrated team of subject matter experts in AI, drug discovery, disease biology, protein engineering, and clinical development. We expect to grow and enhance our intellectual property portfolio to protect and secure the value of our innovations, including the assets we generate using our platform. We may continue to evaluate strategic and synergistic technology acquisitions to expand and strengthen our capabilities and deepen our expertise in the aforementioned areas.

Enabling the development of new antibody modalities: Our ability to design, construct and rapidly screen large numbers of molecules enables us to evaluate billions of unique protein variants in silico and hence to increase the probability of finding the most promising product candidate. We design and optimize new-to-nature modalities driven by our AI models.
Advancing AI drug creation by leveraging our proprietary data: We use data generated through our programs and design campaigns to support the continued development of our AI models. Through iterative design cycles, we seek to refine these models to support the design of antibody-based therapeutics with desired pharmacologic attributes. Advancement of our AI model capabilities is expected to further expand our landscape of addressable targets while also increasing the speed of creating drug candidates against those targets. The more data we generate, the more design campaigns we complete, the more our AI models advance, all of which we believe will enable us to create new and better antibody-based therapeutics against increasingly challenging targets.
Strengthening our position as a partner of choice through platform differentiation: We have entered into drug creation partnerships with pharmaceutical companies, biotechnology companies and other third parties to support the development of programs generated using our platform. These collaborations may include provisions for upfront payments, research funding, milestone payments and royalties on potential future product sales. We may also seek to enter into collaboration, partnership or out-licensing arrangements for certain internally developed programs at various stages of development, which may include preclinical stages or early phases of clinical development.

Internally Developed Programs
Our pipeline is composed of internally developed programs which leverage our differentiated capabilities in de novo design, multi-parametric lead optimization, and reverse immunology. These programs have been designed to address areas with significant unmet medical needs with potential ‘first-in-class’, ‘best-in-class’, or ‘disease modifying’ profiles. As of December 31, 2025, we are advancing five wholly-owned, internally developed programs as well as several undisclosed internal pipeline programs currently in early discovery phase.
Clinical Stage Programs
ABS-201
In December 2025, we initiated the HEADLINE™ Phase 1/2a clinical trial for ABS-201 (NCT07317544). This trial is designed to demonstrate safety, tolerability and proof of concept as a potential therapeutic treatment for androgenic alopecia (AGA). We have successfully dosed the first three cohorts in the single ascending dose (SAD) portion of the ongoing Phase 1/2a HEADLINE trial, and ABS-201 has been well tolerated to date, with favorable emerging safety data. We anticipate reporting preliminary safety, tolerability, and pharmacokinetic (PK) data in the first half of 2026, with interim proof-of-concept data in the second half of 2026 and full proof-of-concept data in early 2027. We believe that this study can also provide supporting first-in-human safety, tolerability, and PK data to support a Phase 2 clinical trial evaluating ABS-201 in patients with endometriosis, which we anticipate initiating in the fourth quarter of 2026, with potential proof-of-concept data in the second half of 2027. Targeting the underexplored PRLR signaling pathway, ABS-201 is designed to provide durable, disease-modifying effects for both androgenetic alopecia (AGA) and endometriosis—two indications characterized by massive patient populations and a lack of effective, durable therapies.
ABS-201 for the Treatment of AGA
Epidemiological Overview
AGA, commonly known as pattern hair loss, is a multifactorial progressive disorder that affects approximately 80 million people in the United States. For approximately 50 million men in the United States with AGA, hair loss is most prominent in the vertex and frontotemporal regions. For approximately 30 million women in the United States, AGA hair loss is most prominent at the crown and top of the head, which is visible as wider center parting of the hair.
AGA is usually diagnosed through clinical evaluation, involving a history of gradual onset after puberty and often, but not necessarily, a familial history of baldness. AGA can significantly affect quality of life. Individuals with AGA often experience negative impacts on self-image and self-confidence, which can alter social behavior and emotional well-being. The psychosocial consequences of AGA, including increased stress, anxiety, and social withdrawal, can result in meaningful health-related impairments, highlighting the importance of addressing the condition.

AGA is characterized by the progressive miniaturization of hair follicles, resulting in a transition from thick, pigmented terminal hairs to thin, short, and unpigmented vellus-like hairs. We believe, based on prior third party non-human primate studies, our own animal studies, and our human ex-vivo hair follicle organ culture studies, that prolactin signaling is an underexplored and key upstream driver of hair follicle miniaturization. Moreover, current FDA-approved treatments for AGA, which target dihydrotestosterone (DHT) and/or seek to increase blood flow to hair follicles, provide limited and/or variable efficacy, are inconvenient and thus patient compliance is limited, and some have been reported to cause potential sexual and neurological side effects. Additionally, incremental limitations exist for women of reproductive age. We believe that an antibody-based therapeutic with a favorable safety profile, meaningful and durable hair growth combined with a convenient administration profile, if successfully developed and approved, could represent a potential new category of treatment— a biologic therapy for hair loss.
Role of prolactin and ABS-201 in AGA - Mechanism of action
Prolactin has been reported in published literature to induce the catagen (regression) phase and cessation of pigmentation in human scalp hair follicles, suggesting that inhibition of prolactin receptor (PRLR) signaling may influence hair follicle cycling and pigmentation. ABS-201 is designed to target PRLR and inhibit PRLR signaling. We believe this mechanism may represent a potential therapeutic approach for the treatment of AGA. By inhibiting PRLR signaling, ABS-201 is intended to influence the balance of hair follicle cycling between the catagen (regression) and anagen (growth) phases. Preclinical data suggest that PRLR signaling may act upstream of DHT in pathways associated with hair growth and related signaling factors. In addition, inhibition of PRLR signaling may influence hair follicle stem cell dynamics and hair follicle function, which as depicted in the figure below, could contribute to hair growth and pigmentation; however, these potential effects have not been demonstrated in any clinical studies of ABS-201 to date.
Preclinical human ex vivo hair follicle organ culture studies
We evaluated the proposed mechanism of action of ABS-201 in a preclinical study using human ex vivo hair follicle organ cultures derived from frontotemporal male scalp skin. This area of the scalp is known to be androgen-sensitive and most commonly affected by AGA. This model is a relevant preclinical translational tool for assessing the biological mechanisms underlying human hair growth. In this study we organ-cultured male scalp skin with ABS-201, or IgG control in presence or absence of PRL for 6 days and performed quantitative (immuno) histomorphometry analyses. ABS-201 blocked PRLR signaling, promoted the anagen phase of the human hair follicles, and promoted hair shaft production. The study also demonstrated that ABS-201 protected and expanded the hair follicle niche, which is the local microenvironment in the hair follicle that maintains and regulates hair follicle stem cells. Importantly, ABS-201 alone (without the addition of exogenous PRL) compared to immunoglobulin control also demonstrated growth-promoting effects, indicating neutralization of intrafollicular PRL. As shown in the graphic below, ABS-201 was shown to prolong anagen and inhibit catagen and stimulate hair matrix proliferation.

Key preclinical findings demonstrated hair growth activity of ABS-201 in human ex vivo hair follicle organ culture with the potential to reverse miniaturization by facilitating vellus to terminal hair follicle reconversion include:
•ABS-201 prolonged the anagen (growth) phase of the hair cycle and inhibited the transition to catagen (regression) phase.
•ABS-201 increased key hair growth factors like IGF1 and FGF7 which support follicle viability and follicle growth, respectively, and promoted proliferation of hair matrix keratinocytes.
•ABS-201 protected and expanded the hair follicle stem cell niche by preventing the death of K15+ stem cells involved in follicle regeneration and restoring CD34+ progenitors that activate hair follicle stem cells.
•ABS-201 increased hair quality by stimulating keratin production independent of the hair cycle.
Preclinical mouse study
We evaluated ABS-201 in a preclinical study for short term hair growth in female mice. Up to 11 mice per group were shaved until the skin was visible, then randomized into treatment groups based on skin color and initial body weight. Hair growth scores were recorded twice weekly using a predefined scale. ABS-201 isotype control (both biweekly i.p.) and 5% daily topical minoxidil were compared to untreated animals. ABS-201 significantly increased hair regrowth compared to minoxidil and corresponding controls in this short-term hair regrowth model (p<0.0001), achieving full hair growth after 22 days, whereas minoxidil achieved only approximately one-third hair growth in the same period, as shown in the figure below.

Evidence from external non-human primate study
In a published preclinical study conducted in aged stump-tailed macaques, treatment with a prolactin receptor antibody was associated with stimulation of hair growth, nearly doubling the number of terminal hairs after six months even in previously fully bald areas and showing a sustainable impact even after four years post-treatment. Notably, the stump-tail macaque model is considered to be a predictive animal model for male and female pattern hair loss in humans.
Preclinical toxicology studies
ABS-201 was well tolerated in GLP-compliant repeat-dose toxicology studies in rats and cynomolgus monkeys. Across the 4-week rat study and the 4-week and 26-week nonhuman primate studies, no findings of human relevance were observed in both species up to 600 mg/kg, the highest dose tested.

Clinical Trials
In December 2025, we initiated a Phase 1/2a clinical trial of ABS-201, referred to as HEADLINE™ (NCT07317544). This trial is designed to evaluate the safety, tolerability and preliminary efficacy of ABS-201 in healthy volunteers with and without AGA. The trial is a randomized, double-blind, placebo-controlled study expected to enroll up to 227 male and female healthy volunteers at multiple sites in Australia.

In December 2025, the first participant was dosed in the HEADLINE clinical trial. As of March 24, 2026, the first three single ascending dose (SAD) cohorts were fully enrolled and dosed, with eight healthy volunteers in each cohort. Enrollment of the fourth SAD cohort, which is expected to include eight healthy volunteers, is ongoing. We currently expect to initiate three multiple ascending dose (MAD) cohorts in the second quarter of 2026, each planned to enroll approximately 49 healthy volunteers with AGA.

This clinical trial is primarily designed to evaluate the safety and tolerability of ABS-201 in healthy volunteers with and without AGA and includes exploratory analyses that may inform preliminary assessments of efficacy. Primary endpoints include the incidence of treatment-emergent adverse events, changes in clinical laboratory parameters, vital signs, electrocardiogram assessments and injection-site reactions. Secondary endpoints include pharmacokinetic/pharmacodynamic parameters, immunogenicity assessments and exploratory efficacy measures related to hair growth. The planned MAD cohort sample size is large enough to detect a nominally significant difference in target area hair count between the ABS-201 and placebo groups. However, such an analysis would not be multiplicity-adjusted and report only nominal p-values, consistent with its exploratory nature. We currently expect to report interim safety and tolerability data in the first half of 2026. Additional interim analyses, including evaluation of exploratory efficacy endpoints, are currently expected in the second half of 2026. The complete proof-of-concept data is anticipated in early 2027, with one-year safety follow-up data expected later in 2027. We believe that an antibody-based therapeutic like ABS-201, with a favorable safety profile, meaningful and durable hair growth combined with a convenient administration profile, if successfully developed and approved, could represent a potentially new category of treatment: a biologic therapy for hair loss.

ABS-201 for the Treatment of Endometriosis
Epidemiological Overview
Endometriosis is a chronic, estrogen-dependent, inflammatory disease defined by endometrial-like lesions found outside the uterus and is prevalent in up to 10% of reproductive age women worldwide. Pain is the most common symptom of endometriosis and can be chronic or “cyclical,” meaning that the sensation of pain worsens before and during the period.
Endometriosis may be diagnosed based on patient history, physical examination, and/or imaging findings. Definitive diagnosis, however, typically requires surgical visualization and biopsy of suspected endometriosis lesions. Endometriosis is diagnosed in 12–32% of women having surgery for pelvic pain, and in up to 50% of women having surgery for infertility. Access to early diagnosis is limited in many settings and the average time to diagnosis is between 4 and 12 years. Endometriosis remains underdiagnosed, which is predicted to improve if better treatments are developed. Current therapeutic options are limited and there are currently no disease modifying therapeutics approved by the FDA for the treatment of endometriosis.
Mechanism of action
Published literature suggests that PRL and PRLR may play a role in the development of endometrial lesions and associated pain in patients with endometriosis. PRL and PRLR expression has been reported to be elevated in endometrial tissue from patients with endometriosis, and prolactin signaling has been associated with processes involved in lesion growth, inflammatory signaling and pain pathways. Based on these observations, inhibition of PRLR signaling may influence pathways associated with lesion development and pain perception. As a result, ABS-201 may have the potential to affect both lesion growth and pain-related pathways. Because prolactin signaling is independent of sex-hormone pathways, targeting PRLR may represent a non-hormonal therapeutic approach; however, the safety and efficacy of ABS-201 for the treatment of endometriosis have not been established.
Preclinical mouse study

In an endometriosis mouse model, we were able to show that ABS-201 decreased overall pain experience. This effect was observed across both spontaneous and evoked pain measures in a homologous transplant mouse model of endometriosis, where animals treated with ABS-201 showed significantly increased locomotion (a surrogate for reduced non-evoked pain) compared to control treated animals, as shown in the graphic below, and improved mechanical withdrawal thresholds in Von Frey testing compared to control treated animals. These functional improvements were accompanied by reductions in inflammatory cytokines, including TNFα, IL-1β, and CCL2 in peritoneal fluid, supporting a link between prolactin receptor blockade, decreased inflammation, and reduced pain behavior.
Clinical Trials
We intend to evaluate, and if possible, rely on the data generated from the HEADLINE trial, together with other available information, as part of our assessment of potential next steps for the ABS-201 program. We believe that this study will provide supporting first-in-human safety, tolerability, and PK data to support a Phase 2 clinical trial evaluating ABS-201 in patients with endometriosis. Based on these and other considerations, we anticipate initiating a Phase 2 clinical trial evaluating ABS-201 in endometriosis in the fourth quarter of 2026, subject to review of available data, regulatory considerations and other factors, with potential proof-of-concept data in the second half of 2027.

ABS-101
ABS-101 is in development as a potential treatment for Inflammatory Bowel Disease (IBD). In May 2025, we initiated a Phase 1 clinical trial in healthy volunteers. Despite a favorable early safety profile and not withstanding positive interim Phase 1 results as announced in November 2025, we made the strategic decision to prioritize ABS-201 in the development of AGA and endometriosis where there are significant unmet medical needs and greater potential return on investment. As such, we will seek a partner for ABS-101 rather than advance it through later-stage development ourselves, including a partnership focused on exploring a potential first-in-class indication outside of IBD.
Preclinical Stage Programs
We are advancing early-stage oncology and immunology and inflammation programs, which include ABS-301, a potential first-in-class oncology asset discovered through our reverse immunology platform and ABS-501, a potentially differentiated HER2 program. We continue to use our platform to develop additional early-stage programs addressing challenging targets in various indications with areas of significant unmet medical need. We plan to provide more information about these additional programs selectively and to seek partnerships or out-licenses for select programs as they advance.
*
Competition
Internally developed programs
We may face competition from pharmaceutical and biotechnology companies that are developing therapeutics that address the same disease targets and/or indications addressed by our internally developed programs. Competitors may obtain FDA or other regulatory approval for their products more rapidly or earlier than us, which could result in our competitors establishing a strong market position before we are able to enter the market. Competition for our active internally developed programs may include:
•ABS-201 in AGA: Existing FDA-approved treatments for AGA include oral minoxidil, oral finasteride, oral dutasteride, and topical minoxidil, which are currently established as standard of care despite their limitations. We are aware of several drug candidates that are in clinical development for AGA including Hope Medicine’s HMI-115, Veradermics’ VDPHL01, Pelage Pharmaceuticals’ PP405, and Cosmo Pharmaceuticals’ Clascoterone.
•ABS-201 in Endometriosis: Newer development candidates for non-hormonal antibody-based therapies for endometriosis currently include Hope Medicine’s HMI-115, Chugai Pharmaceuticals’ AMY-109, and GenSci’s Genakumab as well as other non-antibody-based clinical trials focused on non-hormonal pain treatments.
•ABS-101: There are several companies with product candidates targeting TL1A in clinical development for the treatment of IBD, including Merck’s MK-7240, Roche/Roivant’s RVT-3101, Sanofi/Teva’s TEV-48574 TL1A, Spyre’s SPY002, AbbVie’s ABBV-701, and Xencor’s XmAb942. Beyond the competitors for IBD, there will be additional competitors for the indications outside of IBD that we or a potential partner may explore.
Integrated Drug Creation platform
Our Integrated Drug Creation platform comprises, in part, cutting edge generative AI models aimed at designing differentiated antibody-based therapeutics, including against hard-to-drug targets. There are multiple potential competitors developing technologies that seek to improve target identification and drug design or discovery.
More specifically, in the field of AI-based drug design and discovery we may face competition from companies attempting to use AI to design therapeutics. Representative examples include Generate Biomedicines, Inc. and Xaira Therapeutics, Inc., among others. In the future we may face competition from companies currently offering adjacent technology (e.g. AI-enabled small molecule design) that may seek to develop antibody design capabilities. Representative examples include Recursion Pharmaceuticals, Inc., and Isomorphic Labs Limited, among others. Moreover, other pharmaceutical and biotechnology companies seeking to develop AI capabilities for biologic drug design may also pose competition.

We also face competition from entities that have made substantial investments in developing treatments for the therapeutic indications which our internal programs and partnered programs target. These competitors may include large and specialty pharmaceutical and biotechnology companies.
For a discussion of the risks we face relating to competition, see “Risk Factors—Risks Related to Biologic Drug Development”.
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
We have a broad intellectual property estate that includes numerous patent families covering key aspects of our Integrated Drug Creation platform and internally developed programs which is intended to provide multiple layers of protection. These patent families encompass filings covering AI-guided drug design and discovery, internally developed programs (such as composition of matter, method of use etc.), and technology relevant to our proprietary assays, cell lines and expression technology. Overall, our intellectual property estate includes 69 issued or granted patents and 53 pending patent applications worldwide, which includes 12 issued U.S. patents and 20 pending regular U.S. patent applications. We also have granted patents in the EU, Australia, Japan, Canada, China, Hong Kong, Israel, Mexico and South Korea, as well as other countries. Our patents and patent applications, if issued, are expected to expire between August 2033 and December 2045, in each case without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.
As of December 31, 2025, we owned registered trademarks and service marks to Absci’s stylized A logo, Absci®, SoluPro®, Bionic SoluPro®, and Unlimit with us® (design). We also use various other trademarks, service marks and trade names in our business, including but not limited to, the Absci AI logo mark, IgDesign, Translating Ideas into Drugs, Integrated Drug Creation, Creating drugs at the speed of Ai, and Denovium.
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
Preclinical and Clinical Development
Before testing in humans, a product candidate must undergo rigorous preclinical testing. Preclinical studies include laboratory evaluations of drug chemistry, formulation and stability, as well as in vitro and animal studies to assess safety and in some cases to establish the rationale for therapeutic use. The conduct of preclinical studies is subject to applicable federal/national, supranational, state and local level regulations and requirements, including GLP, requirements for safety/toxicology studies. The results of the preclinical studies, together with manufacturing information and analytical data, must be submitted to the FDA as part of an IND or to a foreign regulatory authority through a comparable application, such as a clinical trial application (CTA). An IND is a request for authorization from the FDA to administer an investigational new drug to humans. In the United States, an IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.
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
Expedited Development and Review Programs
The FDA offers a number of expedited development and review programs for qualifying product candidates. The fast track program is intended to expedite or facilitate the process for reviewing new product candidates that meet certain criteria. Specifically, product candidates are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and nonclinical or clinical data demonstrate the potential to address areas of significant unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. A sponsor may request fast track designation of a product candidate concurrently with, or at any time after, submission of an IND, and the FDA must determine if the product candidate qualifies for such designation within 60 day of receipt of the sponsor’s request. The sponsor of a fast track product has opportunities for frequent interactions with the FDA review team during product development and, once a BLA is submitted, the product may be eligible for priority review. A fast track product may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.
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
Additionally, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product candidate generally provides a meaningful advantage over available therapies and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical trials to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022 (FDORA), the FDA is permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Sponsors are also required to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the sponsor fails to conduct such studies in a timely manner and send the necessary updates to the FDA, or if a confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, for products being considered for accelerated approval, the FDA generally requires, unless the sponsor is otherwise informed by the agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period, which could adversely impact the timing of the commercial launch of the product.
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
If a product candidate that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same product for the same approved use or indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or if the holder of the orphan exclusivity cannot assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan exclusivity does not prevent the FDA from approving a different product for the same disease or condition, or the same product for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application fee.
A designated orphan drug may not receive orphan exclusivity if it is approved for a use or indication that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.
Pediatric Trials and Exclusivity
Under the Pediatric Research Equity Act (PREA), a BLA or supplement to a BLA must contain data to assess the safety and efficacy of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA requires that a sponsor who is planning to submit a marketing application for a product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan (PSP), within sixty days of an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, and/or other clinical development programs. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of data or full or partial waivers. Sponsors who conduct studies of their product candidate in children can be eligible for pediatric exclusivity. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which attaches to the twelve-year exclusivity period for reference biologics, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial, provided that at the time pediatric exclusivity is granted there is not less than nine months of term remaining.
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
Government Regulation Outside the United States
In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical studies and any commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical studies or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical study application much like the IND prior to the commencement of human clinical studies.
The requirements and process governing the conduct of clinical studies, product licensing, pricing and reimbursement vary from country to country. If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.
The requirements for conducting clinical trials in Australia, where we are conducting a Phase 1/2a clinical trial for ABS-201, are as follows:
Conducting clinical trials for therapeutic drug candidates in Australia is subject to regulation by Australian governmental entities. Approval for inclusion in the Australian Register of Therapeutic Goods (“ARTG”) is required before a pharmaceutical drug product may be marketed in Australia.
Typically, the process of obtaining approval of a new therapeutic drug product for inclusion in the ARTG requires compilation of clinical trial data. Clinical trials conducted using “unapproved therapeutic goods” in Australia, being those which have not yet been evaluated by the Therapeutic Goods Administration (“TGA”) for quality, safety and efficacy must occur pursuant to either the CTN or Clinical Trial Exemption (“CTX”), process.
The CTN process broadly involves: (i) completion of pre-clinical laboratory and animal testing; (ii) submission to a Human Research Ethics Committee (HREC) of all material relating to the clinical trial; (iii) final approval for the conduct of the clinical trial by the institution or organization at which the clinical trial will be conducted (Approving Authority), having due regard to the advice from the HREC; and (iv) notification of the clinical trial to the TGA.
The CTX process broadly involves: (i) submission of an application to conduct a clinical trial to the TGA for evaluation and comment; (ii) a sponsor cannot commence a CTX trial until written advice has been received from the TGA regarding the application and approval for the conduct of the trial has been obtained from an ethics committee and the institution at which the trial will be conducted; (iii) receipt of written advice from the TGA regarding the application; and (iv) receipt of approval for the conduct of the trial from an ethics committee and the institution.
In each case, it is required that: (i) adequate and well-controlled clinical trials demonstrate the quality, safety and efficacy of the therapeutic product; (ii) evidence is compiled which demonstrates that the manufacture of the therapeutic drug product complies with the principles of cGMP; (iii) manufacturing and clinical data is derived to submit to the Australian Committee on Prescription Medicines, which makes recommendations to the TGA as to whether or not to grant approval to include the therapeutic drug product in the ARTG; and (iv) an ultimate decision is made by the TGA whether to include the therapeutic drug product in the ARTG.
Pre-clinical studies include laboratory evaluation of the therapeutic drug product as well as animal studies to assess the potential safety and efficacy of the drug. The results of the pre-clinical studies form part of the materials submitted to the HREC in the case of a CTN trial and part of the application to the TGA in the case of a CTX trial.
Clinical trials involve administering the investigational product to healthy volunteers or patients under the supervision of a qualified principal investigator. The TGA has developed guidelines for a CTN. Under the CTN process, all material relating to the proposed trial is submitted directly to the HREC of each institution at which the trial is to be conducted. An HREC is an independent review committee set up under guidelines of the Australian National Health and Medical Research Council. The role of an HREC is to ensure the protection of rights, safety and wellbeing of human subjects involved in a clinical trial by, among other things, reviewing, approving and providing continuing review of trial protocols and amendments, and of the methods and material to be used in obtaining and documenting informed consent of the trial subjects. The TGA is formally notified by submission of a CTN application but does not review the safety of the drug or any aspect of the proposed clinical trial. The approving authority of each institution gives the final approval for the conduct of the clinical trial, having due regard to advice from the HREC. Following approval, responsibility for all aspects of the trial conducted under a CTN application remains with the HREC of each investigator’s institution.
The standards for clinical research in Australia are set by the TGA and the National Health and Medical Research Council, and compliance with GCP is mandatory. Guidelines, such as those promulgated by the International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use (“ICH”), are required across all fields, including those related to pharmaceutical quality, nonclinical and clinical data requirements and study designs. The basic requirements for preclinical data to support a first-in-human study under ICH guidelines are applicable in Australia. Requirements related to adverse event reporting in Australia are similar to those required in other major jurisdictions.
Biopharmaceutical Coverage and Reimbursement
Patients in the United States and in other countries generally rely on third-party payors to cover and reimburse all or part of the costs associated with their treatment, including the cost of prescription drugs. Adequate coverage and reimbursement from governmental healthcare programs (such as Medicare and Medicaid) and commercial payors is important to the acceptance of any product we may commercialize.
The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for determining the reimbursement rate that the payor will pay once coverage is approved. Third-party payors increasingly challenge the prices charged for pharmaceuticals, examine medical necessity, and review cost-effectiveness, and may impose utilization management controls (such as formularies, prior authorization, step therapy, quantity limits, and site-of-care restrictions). Payors may limit coverage to narrower patient subpopulations than those included in a product’s approved labeling, or may not cover a product at all. Even if coverage is provided, reimbursement levels may not be sufficient to support pricing levels necessary to achieve a reasonable return on investment, and net prices may be reduced by mandatory discounts, rebates, or other pricing concessions required by government healthcare programs or demanded by private payors.
In the United States, reimbursement decisions for new drugs are often influenced by the Centers for Medicare & Medicaid Services (“CMS”), and private payors may follow CMS coverage and payment policies to a substantial degree. Outside the United States, pricing and reimbursement of prescription pharmaceuticals are subject to government control in many countries, and there can be no assurance that favorable coverage and reimbursement levels will be available for any product we may develop.
Healthcare Laws and Regulations
Biopharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. These laws and regulations may constrain the business and financial arrangements and relationships through which we conduct our operations, including our relationships with our partners, customers, healthcare providers, and third-party payors. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, and transparency laws and regulations (including laws and regulations related to drug pricing and reimbursement; payments and other transfers of value to physicians and other healthcare providers; and, to the extent applicable, patient privacy and data protection and anti-bribery requirements). If our operations or those of our partners, vendors, service providers, collaborators, or other third parties with whom we do business are found to be in violation of any of such laws or any other governmental regulations that apply, by extension, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and responsible individuals may be subject to imprisonment, any of which could adversely affect our business, financial condition, results of operations, and prospects.

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
Healthcare Reform
Payors, whether domestic or foreign, governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to obtain coverage and adequate reimbursement for our products, if approved, and to sell them profitably. In particular, in 2010, the ACA was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (later increased to 70%, effective as of January 1, 2019, and subsequently replaced altogether by the Manufacturer Discount Program implemented by the Inflation Reduction Act of 2022 (IRA)) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.
The IRA also enacted significant changes intended to reduce prescription drug spending and beneficiary out-of-pocket costs, including redesigning the Medicare Part D benefit beginning in 2025 (including a lower annual out-of-pocket threshold), replacing the prior coverage gap discount framework with a new Part D Manufacturer Discount Program, requiring inflation-based rebates in certain contexts, and establishing a Medicare Drug Price Negotiation Program that permits CMS to set a “maximum fair price” for certain qualifying single-source drugs and biologics reimbursed under Medicare Part B and/or Part D. Subsequent legislation has further modified the Medicare negotiation framework. For example, the One Big Beautiful Bill Act of 2025 (“OBBBA”) expanded the scope of the orphan drug exclusion from Medicare price negotiation beginning with the initial price applicability year 2028, which may affect which products are eligible for negotiation and when, and it also included significant Medicaid-related changes (including provisions addressing eligibility processes and work requirements) that could place increased pressure on state Medicaid budgets and, in turn, utilization and reimbursement dynamics for prescription drugs.
Furthermore the IRA also allows for the Centers for Medicare & Medicaid Services to negotiate maximum prices for certain single-source drugs and biotherapeutics reimbursed under Medicare Part B and Part D, and makes other changes that affect manufacturer discount and rebate obligations and the Medicare Part D benefit design over time.
In addition, executive actions and proposed regulatory initiatives in 2025 and beyond have focused on further reducing prescription drug prices, including through “most-favored-nation” (“MFN”) pricing concepts and changes to distribution and purchasing models. CMS and its Innovation Center have also proposed and/or described MFN-based or international benchmark-based demonstration approaches for Medicare Part B and Part D (including the “GLOBE” model and related proposals), which, if implemented, could affect manufacturer rebate obligations and pricing and reimbursement dynamics for covered drugs.
Even where reforms are targeted to government programs, payors often look to Medicare coverage and payment policy as a reference point, and changes in government reimbursement or pricing dynamics can influence commercial reimbursement levels and contracting expectations. In addition, federal and state policymakers continue to consider and implement measures intended to increase pricing transparency, limit patient out-of-pocket costs, encourage substitution or the use of lower-cost alternatives, regulate or restrict certain manufacturer support programs, and otherwise reduce drug spending, including through proposals to establish most-favored-nation-based pricing in the United States.
Outside the United States, many jurisdictions impose price controls, reference pricing, health technology assessments, and other market-access requirements, and may delay or limit reimbursement or constrain permissible pricing. We cannot predict the likelihood, nature, timing, or extent of future healthcare reform initiatives; however, ongoing reforms and cost-containment measures could materially adversely affect the pricing, coverage, reimbursement, and commercial viability of any products we may develop.
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
Human Capital
Our employees, who we refer to as “Unlimiters”, are essential to our ability to achieve our mission to design differentiated antibody-based therapeutics.
Our corporate values guide both our daily decision-making and our long-term cultural development, setting the tone for how we work together with a focus on respect for patients, diversity, and community:
•We believe in the impossible
•We are one team with one finish line
•We deliver results
•We innovate because lives depend on it
•We embrace our differences
•We do the right thing
We have integrated our values into our people processes, including the candidate selection and employee promotion processes, performance management, and recognition. Incorporating these values into our culture enables our people to translate ideas into impact as we strive to create a better, faster path to new medicines. Collectively and individually we are defying conventions and disrupting the biopharmaceutical industry with bold ideas and passionate pursuit of new possibilities.
As of December 31, 2025, we had 140 employees, many of whom have advanced post-graduate degrees, primarily engaged in research and development and general and administrative functions.
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
Diversity, equity, inclusion and belonging (DEIB): Our vision is to deliver breakthrough therapeutics that address areas of significant unmet medical needs for broad and diverse patient populations. Achieving that vision isn’t possible unless we have a diverse and talented team and unless we live in a diverse and equitable world, where everyone can benefit from the potentially life-changing therapeutics we’re creating. We are committed to building a team with a variety of backgrounds, skills and perspectives. We believe that inclusiveness helps drive innovation and increases our understanding of the diverse group of patients we seek to benefit.
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
Item 1A. Risk Factors
This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this report. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this report and in any documents incorporated in this report by reference. You should carefully consider the following risk factors, together with all other information in this report, including our financial statements and notes thereto, and in our other filings with the U.S. Securities and Exchange Commission, or SEC. If any of the following risks, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our common shares could decline, and shareholders may lose all or part of their investment.

Risks Related to Our Financial Condition and Need for Additional Capital

Our short operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
We are a clinical-stage company. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates and undertaking preclinical and early clinical studies related to our internally developed programs. All of our product candidates are still in preclinical and early clinical development. We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes about 10 to 15 years to develop one new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition from a company with a research focus to a company capable of supporting commercial activities. We may not be successful in such a transition.
We do not anticipate generating any revenue from commercial product sales, if ever, until we successfully complete the clinical development of, and achieve regulatory approval for, any of our internally developed programs, all of which are still in clinical and preclinical development.
In addition to the development of our internally developed programs, we began entering into drug creation collaborations for drug creation programs and co-development partnerships with third parties in 2018. We are still early in the adoption phase of our drug creation collaboration business model, and, as of March 24, 2026, no partner has entered into a license for clinical or commercial use of any intellectual property rights related to a product candidate or cell lines.
Our revenue to date has been generated primarily from drug creation activities conducted through these partnered programs. In addition, we expect our expenses to increase as we advance our internally developed programs into and through clinical development. Accordingly, if we do not generate revenue as and when anticipated, our losses may be greater than expected and our operating results will suffer.
We have incurred significant losses since inception, we expect to incur losses in the future and we may not be able to generate sufficient revenue to achieve and maintain profitability.
We have incurred significant losses since our inception. For the years ended December 31, 2025 and 2024, we incurred net losses of $115.2 million and $103.1 million, respectively. As of December 31, 2025, we had an accumulated deficit of $624.8 million. We expect that our operating expenses will continue to increase as we grow our business and advance our internally developed programs.
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

We will need to raise additional capital to fund our operations, pre-clinical and clinical development of our internally developed programs, and to improve our Integrated Drug Creation platform. If we are unable to raise additional capital on terms acceptable to us or at all, we may not be able to continue to develop our internally developed programs and/or compete successfully with our Integrated Drug Creation platform, which would harm our business, operations, and financial condition.
As of December 31, 2025, we had $144.3 million in cash, cash equivalents and marketable securities. We expect our current cash, cash equivalents and marketable securities and anticipated cash flows from operations will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months. If our available resources and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of higher expenses than we anticipate related to internally developed programs or our investments in our Integrated Drug Creation platform or any other technology, lower demand from existing and potential partners for our Integrated Drug Creation platform, or the realization of other risks described in this "Risk Factors” section, we will be required to raise additional capital through issuances of equity or convertible debt securities, entrance into a credit facility or another form of third party funding, or seek other sources of financing. Such additional financing may not be available on terms acceptable to us or at all.
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
For the year ended December 31, 2025, all of our revenue was generated by performing drug creation activities for our partnered programs. To date, such fees have generally been payable upon both the inception of, and the demonstration of technical achievement of program milestones, under drug creation agreements with our partners. Our business model depends, in part, on the successful completion of the drug creation phase under these arrangements and on our subsequent entry into long-term license arrangements with our partners that entitle us to development, regulatory and commercial milestones and/or royalties with respect to product candidates generated through our Integrated Drug Creation platform, as well as product candidates discovered and/or manufactured in cell lines developed by us. We are still in the very early stages of implementing our drug creation model and, to date, no partner has entered into a license for clinical or commercial use of any intellectual property rights related to product candidates discovered thereunder or cell lines developed by us. If we are unable to maintain these partnerships (including if such partnerships are terminated prior to or upon completion of the drug creation phase) or we are otherwise unable to enter into commercial license agreements for our partnered programs, we will not receive any downstream payments, which may have a material and adverse effect on our business prospects. Additionally, any such license agreements that we may enter into may not be on terms that are favorable to us and may not result in meaningful revenues to us, or at all, or such license agreements may be terminated.
Fees generated by drug creation activities that we perform for our partners, the timing and nature of which are dictated by the timing of program commencement, which depends on various permissions, information and supplies provided by our partners and/or third party vendors as well as the pace of program progression and receipt of ongoing input from our partners. Our eligibility to receive milestone payments from our partnerships is generally subject to the negotiation of future arrangements, as described above. As a result, we currently do not generate significant recurring revenue and, until we are able to establish significant recurring revenue, if at all, we will be prone to regular and significant fluctuations in our revenue dependent on the timing of our entry into partnership agreements, our partners advancing such programs, and our partners achieving development milestones or commercial sales with respect to product candidates discovered and/or manufactured in cell lines developed by us.
Risks Related to Biologic Drug Development
Biologic drug development is inherently uncertain, and it is possible that our technology may not succeed in discovering appropriate product candidates. Even if we do succeed, it is possible that none of the product candidates created using our Integrated Drug Creation platform, if any, that are further developed by our partners will achieve development or regulatory milestones, including marketing approval, or become viable commercial technologies, on a timely basis or at all, which would harm our ability to generate revenue.
We use our Integrated Drug Creation platform both to advance our internally developed programs and to create product candidates for partners that are engaged in biologic drug discovery and development. In addition, we may enter into partnerships for the further development and commercialization of our internally developed programs during later stages of clinical development. While we currently receive payments for performing drug creation activities and successfully completing technical program deliverables and milestones for our partners with respect to our partnered programs, we anticipate that the vast majority of the economic value of the agreements that we enter into with our partners will be in the downstream payments that would be payable if certain milestones are met by our partners with respect to product candidates generated utilizing our Integrated Drug Creation platform and royalties on net sales if such product candidates are approved for marketing and successfully commercialized. As a result, our future growth is dependent on our ability to successfully advance our internally developed programs through clinical development and eventual marketing approval and commercialization, and the ability of our partners to successfully develop and commercialize therapies based on product candidates generated using our Integrated Drug Creation platform. Risks relating to clinical development, including risks related to manufacturing and clinical supply, regulatory clearance, authorization or approval and commercialization apply to us both directly with respect to our internally developed programs and indirectly through the activities of our partners with respect to their programs that are generated pursuant to a drug creation agreement. Even if our Integrated Drug Creation platform is capable of identifying high quality product candidates, there can be no assurance that we or our partners will successfully develop, secure marketing approvals for and commercialize any product candidates discovered and developed under a partnered program. As a result, we may not realize the intended benefits of our internal research and development efforts or our partnerships.
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
We are also subject to industry-wide FDA and other regulatory risk. For example, the number of BLAs approved by the FDA varies significantly over time and if changes in applicable laws, regulations, or policy or other events, such as staffing changes or shortages at the FDA, lead to an extended reduction in the number of BLAs approved by the FDA or otherwise reduce the number of biologics in development, our industry would contract and our business would be materially harmed.
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

Positive results from early preclinical studies or preliminary results from clinical trials of our product candidates are not necessarily predictive of the results of later preclinical studies and any future clinical trials of our product candidates. If we cannot replicate the positive results from our earlier preclinical studies of our product candidates in our later preclinical studies, clinical trials and future clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our product candidates.
Positive results from early preclinical studies, exploratory analyses or preliminary results from clinical trials of our product candidates may not be predictive of the results of later preclinical studies or future clinical trials. Many companies in the biopharmaceutical industry have experienced significant setbacks in later-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. The results of preclinical studies and early-stage clinical trials may not be replicated in later preclinical studies or in larger or more advanced clinical trials conducted under different protocols or conditions.
Preclinical studies are conducted in laboratory models and animals and may not accurately predict the safety, tolerability, pharmacokinetics, pharmacodynamics or efficacy of a product candidate in humans. Similarly, early clinical trials are typically conducted in small patient populations and over relatively short durations, and therefore may not be indicative of results obtained in larger or longer-term trials. Differences in trial design, patient populations, endpoints, dosing regimens, statistical analyses, or other factors may also lead to results in later trials that differ materially from earlier findings.
In addition, preliminary or interim data from our clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as additional patient data become available and are subject to further verification and analysis. Preliminary or interim results that we report from time to time may not reflect the final results of the trial, and final results may differ materially from the preliminary data we previously reported. We may also report results based on exploratory endpoints, biomarker data or other early indicators of activity that may not ultimately translate into clinically meaningful outcomes or regulatory approval. Regulatory authorities may also interpret the data differently than we do and may require additional studies before approving any of our product candidates.
If we are unable to replicate positive results from our earlier preclinical studies or preliminary clinical trials in subsequent studies or trials, if biomarker or exploratory signals do not translate into clinically meaningful outcomes, or if our product candidates demonstrate unacceptable safety profiles or insufficient efficacy, the development of our product candidates could be delayed, limited or terminated. Any such setbacks could materially harm our business, financial condition, results of operations and prospects and may prevent us from successfully developing, obtaining regulatory approval for, and commercializing our product candidates.
In addition, our discovery efforts rely in part on proprietary technologies, computational approaches and artificial intelligence-enabled platforms to identify and design potential product candidates. While we believe these technologies may help accelerate aspects of the drug discovery process, the application of artificial intelligence and computational methods to drug discovery is still evolving and has not yet consistently resulted in the successful development and regulatory approval of new therapeutic products. Product candidates identified or optimized using these technologies may not demonstrate the expected safety, tolerability, pharmacokinetic properties or therapeutic activity in preclinical studies or clinical trials. Even if our platform generates promising product candidates, we may not be able to successfully advance those candidates through clinical development, obtain regulatory approval or achieve commercial success. As a result, our platform technologies may not result in the discovery or development of commercially viable product candidates, which could materially adversely affect our business, financial condition, results of operations and prospects.
Preclinical and clinical development is uncertain. Our or our partners' preclinical and clinical product candidates may experience delays or may never advance to and/or through clinical trials, which would adversely affect our or our partners’ ability to obtain regulatory approvals or commercialize these product candidates on a timely basis or at all, which would have an adverse effect on our business.
We are very early in our development of product candidates and have focused our efforts to date on platform development, discovery, research, preclinical and early clinical development. We have only recently dosed the first participants in our Phase 1 clinical trials of ABS-101 and ABS-201, and all of our other programs are still in the research or preclinical stage of development. Thus, we have limited experience as a company in conducting clinical trials.
We cannot guarantee that any clinical trials will be initiated or conducted as planned or completed on schedule, if at all. For example, following a favorable early safety profile and notwithstanding positive interim Phase 1 results as announced in November 2025, we made the strategic decision to seek a partner for ABS-101 rather than advance it through later-stage development ourselves.
We also cannot be sure that submission of an IND (or foreign equivalent) will result in the FDA or other regulatory authority, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could cause us or a regulatory authority to suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our current and future clinical trials may not be successful. If our preclinical product candidates experience delays or never advance to clinical trials, it would have an adverse effect on our business.
In order to obtain FDA approval to market a new biological product, we or our partners must demonstrate proof of safety, purity and potency or efficacy in humans. To meet these requirements we or our partners will have to conduct adequate and well-controlled clinical trials. Before we or our partners can commence clinical trials for a product candidate, we or our partners must complete extensive preclinical testing and studies that support our planned INDs in the United States. All of our internally developed programs are in early clinical or preclinical development. We cannot be certain of the timely completion or outcome of our or our partners' preclinical testing and studies and cannot predict if the FDA will accept our or our partners' proposed clinical programs or if the outcome of our or our partners' preclinical testing and studies will ultimately support the further development of our product candidates. As a result, we cannot be sure that we or our partners will be able to submit INDs or similar applications for our product candidates on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin. Further, changes and cuts in FDA staffing have been reported as resulting in delays in the FDA’s responsiveness or in its ability to review IND submissions, or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion.
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
•the number of participants, or amount of data, required to complete clinical trials may be larger than anticipated, participant enrollment in these clinical trials may be slower than anticipated or patients may drop out of clinical trials at a higher rate than anticipated;
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
From time to time, we may publish interim, “top-line,” or preliminary data from our clinical studies based on a preliminary analysis of then-available data. Preliminary or interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as participant enrollment continues, the duration of treatment increases and more patient data become available. For example, we may encounter unacceptable side effects for our product candidates as patient dosing progresses in our clinical trials and additional data become available. Our preliminary or interim results and related conclusions also are subject to change following a more comprehensive review of the data related to the particular study or trial. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Material adverse changes between preliminary, “top-line,” or interim data and final data could significantly harm our business prospects, financial condition and results of operations.
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
Even if our planned clinical trials are successful, we will need to conduct additional clinical trials, which may include registrational trials, trials in additional patient populations or under different treatment conditions, and trials using different manufacturing protocols, processes, materials or facilities or under different manufacturing conditions, before we are able to seek approvals for our product candidates from the FDA and regulatory authorities outside the United States to market and sell these product candidates. In addition, changes in regulatory policies, priorities or interpretations by regulatory authorities may result in delays in regulatory review and approval processes or create uncertainty regarding approval pathways. If we fail to meet regulatory requirements necessary to support continued clinical development, if our clinical development activities are delayed or suspended, or if we are unable to obtain or maintain regulatory approvals with an acceptable scope, our business, prospects, financial condition and results of operations could be adversely affected.
We are currently conducting and may in the future conduct clinical trials for our product candidates outside the United States, and the FDA may not accept data from such trials.
We are currently evaluating ABS-201 in a clinical trial in Australia, and we expect to continue to conduct trials for our current and future product candidates internationally in the future. Conducting clinical trials in foreign jurisdictions may expose us to additional risks and uncertainties, including differences in regulatory requirements, clinical trial standards and regulatory interpretation by foreign authorities. For example, clinical trials in Australia are subject to oversight by the Therapeutic Goods Administration (TGA), as well as local human research ethics committees. Compliance with these requirements may result in delays or additional costs, and regulatory authorities may impose requirements that differ from those of the FDA. If we experience delays in initiating or conducting our clinical trials in Australia, our development timelines may be adversely affected.
Moreover, the acceptance of data from clinical trials conducted outside the United States by the FDA may be subject to certain conditions, or the FDA may not accept such data at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, regardless of whether such trials were conducted under an IND, the FDA will generally not approve the application on the basis of foreign data alone unless the data are applicable to the U.S. population and U.S. medical practice, the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations, and the FDA can validate the data through on-site inspections or other appropriate means. Many foreign regulatory authorities have similar approval requirements, including in relation to the use of data from clinical trials conducted in foreign jurisdictions. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in any product candidates that we develop being delayed or not receiving approval for commercialization. Additionally, recent policy proposals in the United States may make acceptance by the FDA or inclusion in a marketing application of foreign data more difficult or costly.
Conducting clinical trials in Australia may expose us to operational and logistical challenges that could delay our development programs
Clinical trials conducted in Australia may involve additional operational and logistical challenges, including coordinating activities across international sites, managing clinical trial supply chains, and complying with foreign regulatory requirements. In addition, geopolitical events, public health emergencies, travel restrictions, or other factors could disrupt trial operations, participant enrollment or monitoring activities. Any such delays or disruptions could increase the cost of our clinical trials and delay the development of our product candidates.
Changes in Australian regulatory requirements or ethics committee processes could delay our clinical trials.
Clinical trials in Australia are subject to approval by local human research ethics committees and may also involve notification or review by the TGA. Changes in regulatory requirements, review procedures or timelines could delay the initiation or continuation of our clinical trials. If regulatory authorities or ethics committees impose additional requirements or determine that our trials do not comply with applicable regulations or guidelines, we may be required to modify or suspend our trials, which could adversely affect our development timelines.
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
In addition, clinical trial sites may need to delay or pause participant enrollment or treatment in clinical trials as a result of public health crises, supply chain shortages or a variety of factors beyond our control. The extent and duration of such delays and disruptions, and the overall impact on the timing and conduct of our or our partners’ clinical trials, are uncertain. If we or our partners have difficulties enrolling a sufficient number of patients to conduct clinical trials as planned, we or our partners may need to delay or terminate ongoing or planned clinical trials, which would have an adverse effect on our business, prospects, financial condition, results of operations, and the market price of our common stock.
The markets in which we operate, including those for Integrated Drug Creation platform technology and our Internally Developed Programs, are highly competitive, and if we are unable to compete effectively, our business and prospects could be adversely affected..
Internally developed programs
We may face competition from pharmaceutical and biotechnology companies that are developing therapeutics that address the same disease targets and/or indications addressed by our internally developed programs. Competitors may obtain FDA or other regulatory approval for their products more rapidly or earlier than us, which could result in our competitors establishing a strong market position before we are able to enter the market. Competition for our active internally developed programs may include:
•ABS-201 in AGA: Existing FDA-approved treatments for AGA include oral minoxidil, oral finasteride, oral dutasteride, and topical minoxidil, which are currently established as standard of care despite their limitations. We are aware of several drug candidates that are in clinical development for AGA including Hope Medicine’s HMI-115, Veradermics’ VDPHL01, Pelage Pharmaceuticals’ PP405, and Cosmo Pharmaceuticals’ Clascoterone.
•ABS-201 in Endometriosis: Newer development candidates for non-hormonal antibody-based therapies for endometriosis currently include Hope Medicine’s HMI-115, Chugai Pharmaceuticals’ AMY-109, and GenSci’s Genakumab as well as other non-antibody-based clinical trials focused on non-hormonal pain treatments.

•ABS-101: There are several companies with product candidates targeting TL1A in clinical development for the treatment of IBD, including Merck’s MK-7240, Roche/Roivant’s RVT-3101, Sanofi/Teva’s TEV-48574 TL1A, Spyre’s SPY002, AbbVie’s ABBV-701, and Xencor’s XmAb942. Beyond the competitors for IBD, there will be additional competitors for the indications outside of IBD that we or a potential partner may explore.
Integrated Drug Creation platform
Our Integrated Drug Creation platform comprises, in part, cutting edge generative AI models aimed at designing differentiated antibody-based therapeutics, including against hard-to-drug targets. There are multiple potential competitors developing technologies that seek to improve target identification and drug design or discovery.
More specifically, in the field of AI-based drug design and discovery we may face competition from companies attempting to use AI to design therapeutics. Representative examples include Generate Biomedicines, Inc. and Xaira Therapeutics, Inc., among others. In the future we may face competition from companies currently offering adjacent technology (e.g. AI-enabled small molecule design) that may seek to develop antibody design capabilities. Representative examples include Recursion Pharmaceuticals, Inc., and Isomorphic Labs Limited, among others. Moreover, other pharmaceutical and biotechnology companies seeking to develop AI capabilities for biologic drug design may also pose competition.
We also face competition from entities that have made substantial investments in developing treatments for the therapeutic indications which our internal programs and partnered programs target. These competitors may include large and specialty pharmaceutical and biotechnology companies.
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
As a result, our platform-based competitors and potential competitors may be able to respond more quickly to changes in partner requirements, devote greater resources to the development, promotion and sale of their platforms or solutions than we can, or sell their platforms or solutions, or offer solutions competitive with our Integrated Drug Creation platform and solutions at prices designed to win significant levels of market share. In addition, we may encounter challenges in marketing our solutions with our pricing model, which is structured to capture the potential downstream revenues associated with product candidates that were discovered using our platform. Our partners and potential partners may prefer one or more pricing models employed by our competitors that involve upfront payments rather than downstream revenues. We may not be able to compete effectively against these organizations.
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
We face competition from entities that have made substantial investments into the rapid development of novel treatments for the therapeutic indications in which we are engaged in internally developed programs and partnered programs, including large and specialty pharmaceutical and biotechnology companies.
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
In addition, from time to time we have relied upon, and may continue to rely upon, third parties that are based in jurisdictions outside the United States, including China. In December 2025, as part of the Fiscal Year 2026 National Defense Authorization Act, the BIOSECURE Act was enacted and restricts U.S. federal agencies from entering into certain contracts and providing certain grants or loans in connection with the procurement or use of biotechnology equipment or services provided by entities designated as “biotechnology companies of concern,” and also restricts federal contracting, grants, and loans to entities that use such biotechnology equipment or services in performance of covered federal awards. Although earlier legislative proposals commonly referred to as the “BIOSECURE Act” identified certain China-based biotechnology service providers by name, the enacted law contemplates an implementing process under which the Office of Management and Budget is expected to publish an initial list of biotechnology companies of concern within one year of enactment, and implementing guidance and procurement rule updates are expected to follow. If any third parties upon whom we rely, including for example, WuXi entities, are designated in the future, or if our current or prospective partners, customers, or counterparties change their policies or contractual requirements in response to the BIOSECURE Act or related U.S. national security measures, we could face supply-chain disruptions, delays, increased costs, constraints on our ability (or our partners’ ability) to perform under certain government-funded projects, or the need to transition to alternative suppliers or service providers, any of which could adversely affect our business, results of operations, and prospects.
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
Our product candidates will require processing steps that are more complex than those required for most small molecule drugs. Moreover, unlike small molecules, the physical and chemical properties of biologics such as antibody-based therapeutics generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner. Accordingly, we will employ multiple steps to control the manufacturing process to assure that the process works and the product candidate is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory, or other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, production at such manufacturing facilities may be interrupted for an extended period of time to investigate and remedy the contamination. We may encounter problems achieving adequate quantities and quality of clinical grade materials that meet FDA, the EMA or other applicable standards or specifications with consistent and acceptable production yields and costs.
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
If we do not achieve our projected development goals in the timeframes we announce and expect, the clinical development of our programs, commercialization of our programs, and validation of our Integrated Drug Creation platform may be delayed and our expenses may increase and, as a result, our stock price may decline.
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
The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford any antibody-based therapeutics generated using our Integrated Drug Creation platform. In addition, because the product candidates we generate may represent new classes of treatments for diseases, we and our partners cannot accurately estimate how such future antibody-based therapeutics would be priced, whether reimbursement could be obtained or any potential revenue generated. Sales of such antibody-based therapeutics will depend substantially, both domestically and internationally, on the extent to which the costs of such antibody-based therapeutics are paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If reimbursement is not available, or is available only to limited levels, our partners may not be able to successfully commercialize some antibody-based therapeutics generated with our technology. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow our partners to establish or maintain pricing sufficient to realize an adequate return on their investment in such antibody-based therapeutics, and may lead to discontinuation or deprioritization of development, marketing and sales efforts for such products. Changes in the reimbursement landscape may occur, which are outside of our control, and may impact the commercial viability of our drug creation services and/or product candidates.
There is significant uncertainty related to the insurance coverage and reimbursement of newly cleared, authorized or approved antibody-based therapeutics in the United States and other jurisdictions. Due to the trend toward value-based pricing and coverage, the increasing influence of health maintenance organizations and additional legislative changes, we expect our partners to experience pricing pressures on antibody-based therapeutics generated using our Integrated Drug Creation platform that our partners may commercialize. The downward pressure on healthcare costs in general, particularly novel therapeutics, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products, which would negatively impact our ability to generate revenues.
For more information about third-party coverage and reimbursement for pharmaceutical products, see the section of this Annual Report titled, “Business—Government Regulation—Biopharmaceutical Coverage and Reimbursement.”
The pharmaceutical industry is intensely competitive. If we are unable to compete effectively with existing drugs, new treatment methods and new technologies, we may be unable to commercialize successfully any drugs that we develop
The pharmaceutical industry is intensely competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs for the same diseases that we are targeting or expect to target. Many of our competitors have:
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
If we or third parties with whom we do business fail to comply with applicable healthcare laws and regulations, we could be subject to enforcement actions and other consequences.
Our business is subject to extensive federal, state, local, and foreign healthcare laws and regulations that may constrain the financial arrangements and relationships through which we conduct our operations, including our relationships with third-party payors, healthcare providers, and other third parties. These laws and regulations include, among others, U.S. federal and state anti-kickback, fraud and abuse, and false claims laws; healthcare transparency and reporting requirements (including reporting of payments and other transfers of value to certain healthcare professionals and institutions); certain government price reporting and drug pricing transparency requirements; and, to the extent applicable, patient privacy and data protection and anti-bribery laws. Many of these laws are broad, and their scope and enforcement are subject to evolving interpretation and enforcement priorities.
If our operations, or the operations of our collaborators, vendors, service providers, or other third parties with whom we do business, are found to be in violation of applicable healthcare laws or regulations, we could be subject to significant consequences, which may include administrative, civil, and criminal penalties; damages, fines, and disgorgement; reputational harm; the curtailment or restructuring of operations; enhanced compliance obligations (including integrity oversight and reporting); and exclusion from participation in federal and state healthcare programs, and responsible individuals may be subject to imprisonment. Any investigation or enforcement action, even if ultimately resolved favorably, could be costly, could divert management attention, and could materially adversely affect our business, financial condition, results of operations, and prospects.
For additional information, see the section of this Annual Report titled, “Business—Government Regulation—Healthcare Laws and Regulations.”
Healthcare reform efforts aimed at lowering the price of biopharmaceutical products may impact our ability to maintain sufficient profits.
Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably, including through increased pricing and reimbursement pressure, expanded manufacturer discount and rebate obligations, and other cost-containment measures affecting access to and payment for biopharmaceutical products. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the ACA, was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; and provided incentives to programs that increase the federal government’s comparative effectiveness research. If efforts to contain the price of biopharmaceutical products are successful, the magnitude of milestone payments and royalties we would expect to receive in connection with our partners’ future prioritization and investment in developing novel biologics may be impacted.
The growing legislative and enforcement interest in the United States with respect to drug pricing practices has resulted in several U.S. Congressional inquiries and federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs, and review the relationship between pricing and manufacturer patient programs. These initiatives, and other future reforms, may increase pricing and reimbursement pressure on manufacturers, expand discount and rebate obligations, constrain permissible pricing practices, increase reporting and compliance burdens, and otherwise adversely affect the commercial viability of biopharmaceutical products. We cannot predict the likelihood, nature, timing, or extent of future healthcare reform initiatives, executive actions, or other policy changes; however, ongoing reforms and cost-containment measures could materially and adversely affect our business, financial condition, results of operations, and prospects. For additional information, see the section of this Annual Report titled, “Business—Government Regulation—Healthcare Reform.”
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
Disruptions to the operations of the FDA, the SEC or other government agencies, including due to funding shortages, government shutdowns, policy changes or staffing reductions, could delay regulatory reviews, approvals or other governmental actions on which our business depends, which could adversely affect our business.
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

Disruptions at the FDA and other federal agencies, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would harm our business. Changes and cuts in FDA staffing have been reported as resulting in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion.
Similar consequences would also result in the event of another significant shutdown of the federal government. For example, over the last several years, including from October 1, 2025 to November 12, 2025, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, or if geopolitical or global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Such changes could significantly impact the ability of the FDA to timely review and take action on our regulatory submissions, which could have a material adverse effect on our business, including, for example, INDs placed on clinical holds or delayed new drug approvals. If the FDA is constrained in its ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. Further, in our operations as a public company, future government shutdowns or substantial leadership, personnel, and policy changes could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
There is ongoing uncertainty regarding potential changes to the requirements, policies and priorities of the FDA and other regulatory authorities with jurisdiction over our product candidates and any products for which we may seek approval. Changes in governmental policies, agency priorities, funding levels or personnel at regulatory agencies could affect the agencies’ ability to provide timely guidance, review regulatory submissions or approve product candidates. For example, reductions in staffing levels or other operational changes at regulatory agencies could result in delays in our ability to obtain regulatory feedback or approvals for our product candidates.
In addition, federal, state or other governmental authorities may adopt new laws, regulations, policies or guidance that affect the development, approval, manufacturing or commercialization of therapeutic products. Such changes could create additional regulatory requirements, increase the cost or complexity of development, or otherwise adversely affect our ability to develop and obtain approval for our product candidates. Any such changes could have a material adverse effect on our business, financial condition and results of operations.
We expect to make significant investments in our continued research and development of new technology, which may not be successful.
We are seeking to expand the scope of our capabilities, which may or may not be successful. This includes, but is not limited to, drug discovery, and application of AI across our Integrated Drug Creation platform. We expect to incur significant expenses to advance these research and development efforts or to invest in, or acquire complementary technologies, but these efforts may not be successful. For instance, we have limited experience with the discovery and development of antibody-based therapeutics. Additional development will be required for the routine and robust use of these technologies in both our internally developed and partnered programs. Through the course of additional technology development, significant unanticipated challenges may arise that adversely affect our future internally developed programs and partnership prospects. We continue to invest in the development and identification of new technologies to further broaden and deepen our capabilities and expertise in AI-powered drug creation and integrate generative AI deep learning technology and computational antibody and target discovery technology into our Integrated Drug Creation platform to shorten drug discovery timelines. Our long-term goals for this technology, such as constructing deep learning models capable of in silico target identification and drug and cell line design, continue to require significant investment and long development timelines and may ultimately never fully materialize.
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
Risks Related to Our Business Strategy
Our commercial success depends on the technological capabilities of our Integrated Drug Creation platform and the advancement of our Internally Developed Programs.
We utilize our Integrated Drug Creation platform to identify promising opportunities for development and potential commercialization by us and our partners. As a result, the quality and sophistication of our Integrated Drug Creation platform and technologies are critical to our ability to conduct our drug creation activities and to generate more promising product candidates and cell lines and to shorten and lower the costs of therapeutic development for us and our existing and potential partners, as compared to other methods.
We utilize our Integrated Drug Creation platform to identify and design product candidates for our Internally Developed programs and, to a lesser extent, our Partnered Programs (i.e. programs developed in collaboration with third parties). As a result, the performance and capabilities of our Integrated Drug Creation platform and related technologies are important to our ability to identify and advance product candidates for our internal programs. If our platform does not perform as expected, or if we are unable to continue to develop and refine our platform technologies, our ability to identify, develop and advance product candidates for our internally developed programs could be adversely affected.”
In particular, our business depends, among other things, on:
•our ability to successfully identify and design product candidates for our internally developed programs using our Integrated Drug Creation platform;
•advance our internally developed product candidates through preclinical and clinical development         and, if approved, commercialization;
•continue to develop, refine and validate our generative AI models and platform technologies to support product candidate discovery and development;
•maintain the reliability, scalability and performance of our Integrated Drug Creation platform and related technologies;
•generate and analyze sufficient biological data to support the continued training and improvement of our AI models;
•adapt our assays, screening technologies and biological systems to support the discovery and development of product candidates across different targets and therapeutic modalities;
•develop and scale manufacturing and other processes to support research, preclinical and clinical development activities;
•obtain and maintain regulatory approvals for any product candidates that we or our collaborators develop;
•compete effectively with other companies that are developing technologies, platforms or therapeutics that may compete with our platform or product candidates; and
•continue to invest in and enhance our research and development capabilities to support the advancement of our internally developed programs.
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

We are substantially dependent on the successful application of our Integrated Drug Creation platform to identify, design and advance product candidates for our internally developed programs. Our ability to generate and progress these programs, and in some cases enter into potential collaboration or licensing arrangements for further development, depends in part on the performance and continued development of our platform technologies.
The development of antibody-based therapeutics is capital intensive, and our success depends in significant part on our ability to apply our Integrated Drug Creation platform to identify, design and advance product candidates for our internally developed programs. We have only recently expanded the application of our Integrated Drug Creation platform into antibody therapeutic discovery. In order to realize the potential benefits of our platform, we will need to continue advancing its capabilities and successfully develop and progress our internally developed programs through preclinical and clinical development. In some cases, we may seek to enter into collaboration or licensing arrangements with third parties for the further development of certain programs.
Our future growth prospects will depend in part on our ability to continue leveraging our Integrated Drug Creation platform, together with our proprietary libraries, data sets and related technologies, to support the discovery and development of product candidates. However, we may not be able to demonstrate that our platform will successfully identify or generate product candidates suitable for further development, or that it will provide advantages over other drug discovery approaches.
If we are unable to continue developing and enhancing our platform technologies or successfully advance product candidates identified using our platform, we may be unable to expand our pipeline of internally developed programs or progress them through development. Any such failure could have a material adverse effect on our business, financial condition and results of operations.
In addition, although we may enter into collaboration or licensing arrangements for certain programs, we may not be able to identify suitable partners or enter into such arrangements on acceptable terms, if at all. Any payments under such arrangements, including upfront payments, milestone payments or royalties, would depend on the successful development, regulatory approval and commercialization of product candidates, which may not occur. As a result, our operating results may vary significantly from period to period and may be difficult to predict.
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
We rely on a limited number of suppliers to provide certain consumables and equipment that we use in our laboratory operations, as well as reagents and other laboratory materials involved in the development of our technology. Fluctuations in the availability and price of laboratory materials and equipment could have an adverse effect on our ability to meet our drug creation activity timelines and requirements for our internally developed programs or our drug creation goals with our partners and thus our results from operations as well as future partnership opportunities. An interruption in our laboratory operations or technology transfer activities could occur if we encounter delays, quality issues or other difficulties in securing these consumables, equipment, reagents or other materials, and if we cannot then obtain an acceptable substitute. In addition, we would likely be required to incur significant costs and devote significant efforts to find new suppliers, acquire and qualify new equipment, validate new reagents and revalidate aspects of our existing assays, which may cause delays in our processing of samples or development and commercialization of our technology. Any such interruption could significantly affect our business, financial condition, results of operations and reputation.

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
We have in the past and may in the future need to reduce our workforce, which may not achieve our intended outcomes and could result in unintended consequences.
In order to optimize our cost structure and improve operational efficiency, we have in the past, and may in the future need to undertake workforce reductions or other restructuring activities. These types of cost-reduction activities can be complex and may result in unintended consequences and costs, including the loss of institutional knowledge and expertise, attrition beyond any intended reduction in headcount, and decreased morale among our remaining employees. Furthermore, any such workforce reductions may make it difficult to retain competent personnel and to attract qualified candidates in the future, which could adversely impact our ability to execute on our business strategy. There can be no assurance that any future workforce reduction would result in the anticipated efficiency gains or cost savings, and the costs associated with such actions could exceed the benefits realized. If we are unable to realize the anticipated benefits of any future restructuring, our business, financial condition, and results of operations could be materially and adversely affected.
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
•Limited computational resources may lead to operational bottlenecks, affecting our ability to process data and execute tasks efficiently. This inefficiency could impair our productivity and operational effectiveness, impacting our overall business performance; and
•Expanding our computational infrastructure or resorting to third-party cloud services to meet our computational needs could expose us to increased compliance and security risks. Ensuring data protection and meeting regulatory requirements may become more challenging as we scale our computational resources, potentially leading to financial penalties and reputational damage.
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
The use of evolving technologies, such as AI, in our operations, and the operations of third parties upon which we rely, presents risks and challenges that could negatively impact our business, including cybersecurity, data privacy, IT, intellectual property, regulatory, legal, operational, competitive, reputational, and other risks and challenges. Specifically, risks related to bias, AI hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks such as model poisoning or data poisoning, surveillance, data leakage, loss of consensus reality, inequality, environmental harms, and other harms may flow from our development, use, or deployment of AI technologies.
If we enable or use AI solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability. A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of artificial intelligence, and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of artificial intelligence and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the EU’s Artificial Intelligence Act (“AI Act”) entered into force on August 1, 2024, with significant provisions expected to become effective in August 2026. As currently enacted, the AI Act, which may be amended as part of the EU’s Digital Omnibus, imposes significant obligations on providers and deployers of artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on legal and risk determinations that rely on novel legal provisions that have not yet been interpreted by courts or regulators, and non-compliance can lead to significant fines. In the U.S., the AI regulatory environment is complex and uncertain. Dozens of states have advanced, and in some cases passed, laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, the Trump administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025 executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. If we develop or use AI systems governed by these laws or regulations, we will need to meet higher standards of data quality, transparency, monitoring and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.
The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain such systems to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. The use of certain AI technologies can also give rise to intellectual property risks, including by disclosing or otherwise compromising our confidential or proprietary intellectual property, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of AI tools. Our vendors may in turn incorporate AI tools into their offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property, including advanced cyber attacks, cyber espionage campaigns, exploitation of expanded attack surfaces, and other activities. In addition, the use of generative AI models in our internal or third-party systems may create new attack surfaces or methods for adversaries, which could impact us and our vendors. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to be in violation of applicable laws and regulations, and adversely impact our business. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.
We depend on our information technology systems, and any significant disruptions to or failure of these systems could result in significant financial, legal, regulatory, business and reputational harm to our business.
Significant disruptions to our and our service providers’ information technology systems or data security incidents could result in significant financial, legal, regulatory, business and reputational harm to us. We are increasingly dependent on information technology systems and infrastructure, including services licensed, leased or purchased from third parties such as cloud computing infrastructure and operating systems, for significant elements of our business operations, including the operation of our Integrated Drug Creation platform (which includes our proprietary AI models, antibody discovery software platform and computational biology system), our knowledge management system, our partner reporting, our advanced automation systems, and advanced application software. These systems involve computational resources and data storage distributed between onsite servers, cloud computing infrastructure hosted by third-party providers, and a private graphics processing unit cluster owned by us but located and maintained at a facility in Texas.
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
We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may have access to our networks or our confidential information. While we take measures to safeguard and protect this information, threats to network and data security are constantly evolving and growing in frequency and sophistication and, like other companies in our industry, we and our third-party vendors have experienced threats and cybersecurity incidents relating to information technology systems and infrastructure.
We have taken steps to enhance our cybersecurity posture, but remain subject to cybersecurity risks that could adversely affect our business. For example, we face increased cybersecurity risks due to our reliance on internet technology and the number of our employees working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. In response, we have extended the capabilities of both our preventative and detective security controls by augmenting the monitoring and alerting functions, the network design and the automatic countermeasure operations of our technical systems. Our information technology and telecommunications systems support a variety of functions, including manufacturing operations, laboratory operations, data analysis, quality control, partner service and support, billing, research and development activities, scientific and general administrative activities.
Despite these measures, we cannot guarantee that our security controls will be sufficient to prevent all cyber threats or unauthorized access to our systems. A significant risk in implementing and maintaining these systems includes the integration and communication between separate IT systems, and any failure to integrate these systems effectively could adversely affect various aspects of our operations. Any cybersecurity breach or systems failure could result in disruptions to our operations, loss of sensitive data, regulatory penalties, reputational harm, and materially adverse effects on our business, financial condition, and results of operations.
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
Risks Related to Our Intellectual Property
If we are unable to obtain and maintain sufficient intellectual property protection for our technologies and product candidates, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technologies or product candidates similar or identical to ours, and our ability to successfully leverage our technologies or product candidates may be impaired.
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
We are or may become subject to U.S. and foreign laws regarding privacy, data protection, and data security that could require substantial compliance costs, and any failure or perceived failure to comply with them could subject us to significant liability.
The global landscape of privacy, data protection and data security laws has been rapidly evolving and is expected to become increasingly complex in the years to come. Numerous complex federal and state laws and regulations govern the collection, use, disclosure, storage and transmission of personally identifiable information, including protected health information. State laws in the United States may be even more restrictive and may be subject to varying interpretations by the courts and government agencies. These laws and regulations, including their interpretation by governmental agencies, are subject to frequent change and could have a negative impact on our business. Further, these varying interpretations could create complex compliance issues for us and our partners and potentially expose us to additional expense, liability, penalties, negatively impact our client relationships, and lead to adverse publicity, and all of these risks could adversely affect our business in the short and long term.
Numerous states now have enacted comprehensive privacy laws, adding complexity, variation in requirements, restrictions and potential legal risk requiring additional investment of resources in compliance programs. Certain states have passed laws regulating specific aspects of privacy. For example, the State of Washington recently passed a law that regulated health and medical information that is not subject to the Health Insurance Portability and Accountability Act and a small number of states, such as Illinois and Texas, have enacted laws that specifically target the collection and use of biometric information.
Regulators and legislators in the U.S. are also increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Department of Justice’s January 8, 2025, rule on “Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions and may result in exclusion from participation in federal and state programs.
Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply. Cross-border data transfers and other future developments regarding local data residency and access could increase the cost and complexity of delivering our services in some markets and may lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity, which could adversely affect our business and financial position could greatly increase our cost of providing our products and services, require significant changes to our operations or even prevent us from offering certain services in specific jurisdictions. In addition, any limitation on our ability to use or transmit health information outside of the U.S. could impose restrictions on our ability to recruit and maintain employees residing outside of the U.S., which could, in turn, adversely affect our business.
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
•announcements of clinical data, significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
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
As of December 31, 2025 the aggregate number of shares of our common stock that may be issued pursuant to our 2021 Plan, 2021 ESPP, and 2023 Inducement Plan are 6,458,888 shares, 3,132,960 shares, and 1,724,200 shares, respectively. The number of shares of common stock that may be issued pursuant to the 2021 Plan does not include outstanding equity awards. The number of shares of common stock reserved for issuance under the 2021 Plan and 2021 ESPP are automatically increased on each January 1 by 5% and 1%, respectively, of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future issuance each year, our stockholders will experience additional dilution, which could cause our share price to fall.
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
As of March 6, 2026, our executive officers, directors, and 5% stockholders beneficially owned over 44% of our common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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
Our ability to use our U.S. federal and state net operating losses (“NOLs”) to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income. We cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOLs.
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended if a corporation undergoes an “ownership change,” generally defined as a cumulative change of more than 50 percentage points (by value) in its equity ownership by certain stockholders over a rolling three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited. We have experienced at least one ownership change in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership (some of which shifts are outside our control). As a result, even if we generate sufficient taxable income, our ability to use our pre-change NOL carryforwards to offset such taxable income may be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we attain profitability, we may be unable to use a material portion of our NOL carryforwards and other tax attributes, which could adversely affect our future cash flows.
Changes in tax law may adversely affect us or our investors.
The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. For example, on July 4, 2025, the OBBBA was signed into law, which enacts significant changes to U.S. tax and related laws. Some of the provisions of the OBBBA affecting corporations include but are not limited to (i) allowing one hundred percent expensing of domestic research and development expenses for tax years beginning after December 31, 2024, (ii) increasing the limit of the deduction of business interest expense deduction to thirty percent of earnings before interest, depreciation and amortization and (iii) allowing one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. We have analyzed the impacts of the OBBBA and reflected them in the current period. These impacts do not have a material effect on the tax rate for the year ended December 31, 2025. Certain provisions under OBBBA, primarily related to the international taxation provisions, will take effect in future years. We do not anticipate a material impact to our effective income tax rate in the future as these international provisions become effective. In recent years, many such changes have been made, and changes are likely to continue to occur in the future. It cannot be predicted whether, when, in what form or with what effective dates tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law.
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
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past, such as in the case of the closure and subsequent placement into receivership with the Federal Deposit Insurance Corporation (FDIC) of Silicon Valley Bank in March 2023, and may in the future lead to market-wide liquidity problems. In those cases, borrowers under credit agreements, letters of credit and certain other financial instruments with any financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. If any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion. Although we assess our banking and other business relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry or the supervision thereof.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.
Any further deterioration in the macroeconomic economy or financial services industry could also lead to losses or defaults by our partners or vendors, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a partner may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy, or a vendor may determine that it will no longer deal with us as a customer. In addition, a partner or vendor could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on us, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any partner or vendor bankruptcy or insolvency, or the failure of any partner to make payments when due, or any breach or default by a partner or vendor, or the loss of any significant vendor relationships, could result in material losses to us and may have a material adverse impact on our business.
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
In the ordinary course of our business, we generate and store confidential and sensitive data, including research data, intellectual property and proprietary business information owned or controlled by ourselves or our employees, partners and other third parties upon which we rely. We manage and maintain our applications and data utilizing a combination of on-site systems and cloud-based data centers. We utilize external security and infrastructure vendors to manage parts of our data centers. These applications and data encompass a wide variety of business-critical information, including research and development information, commercial information and business and financial information. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate use or disclosure, accidental exposure, unauthorized access, inappropriate modification, wrongful conduct by employees or vendors, remediation costs, lost revenues, damages to our competitiveness, stock price and long-term stockholder value, and the risk of our being unable to adequately monitor and audit and modify our controls over our critical information. This risk extends to the third party vendors, subcontractors and partners we use to manage this sensitive data or otherwise process it on our behalf. Further, to the extent our employees may work remotely, additional risks may arise depending on the networking and security put into place by the employees and where they choose to work, including at home, while in transit or in other public locations. The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information.
Like other companies in our industry, we, and our third-party vendors, have experienced threats and cybersecurity incidents relating to our information technology systems and infrastructure. Although we seek to take reasonable measures to protect confidential and sensitive data from unauthorized access, use or disclosure, our information technology systems and infrastructure, and those of our vendors, subcontractors, and partners upon which we rely, are vulnerable to cyberattacks, computer viruses, bugs, worms, or other malicious codes, malware (including as a result of advanced persistent threat intrusions), and other attacks by computer hackers, cracking, application security attacks, ransomware, extortion events, social engineering fraud (including through phishing attacks), supply chain attacks and vulnerabilities through our third-party service providers, denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, and other similar threats by hackers or breaches or compromises caused by erroneous actions or inactions by our employees, consultants, third parties or their contracted service providers, malfeasance or other malicious or inadvertent disruptions. Any such cybersecurity incident, data breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost, misused, or stolen. Any such access, breach, or other loss of information could require us to notify impacted stakeholders (including affected individuals, regulators and investors) and result in legal claims or proceedings and related legal exposure and liabilities, including fines and penalties. Unauthorized access, loss, misuse, or dissemination could also disrupt our operations and damage our reputation, any of which could adversely affect our business.
The activities of cyber threat actors and other third parties, including nation-state actors directly and indirectly associated with military and geopolitical conflicts and defense activities have been increasing in number and sophistication. During times of war and other major conflicts, we, the third parties upon which we rely, and our partners may be vulnerable to a heightened risk of such cyberattacks, including retaliatory cyberattacks, that could materially disrupt our systems and operations, supply chain, and ability to develop our programs. In the event we experience a cyber-attack, data breach, cybersecurity incident, or other security event, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization, which could be used to undermine our competitive advantage or market position.
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
Although we maintain cybersecurity insurance coverage, we cannot be certain that such coverage will be adequate to completely cover all data security liabilities actually incurred, or any indemnification claims against us relating to any incident, nor that it will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition or results of operations. Additionally, our cybersecurity insurance coverage is unlikely to cover indirect or consequential damages, such as reputational harm or loss of current or future business relationships as a result of a security incidents or cyberattack.
Natural and man-made disasters, including cyberattacks and other events beyond our control could severely disrupt our operations, or those of our partners, and have a material adverse impact on our business, results of operations, financial condition and prospects. If a natural disaster, power outage, cybersecurity attack or other event occurred that prevented us from using all or a significant portion of our headquarters, damaged critical infrastructure, such as our laboratory facilities or those of our partners, limited our or our partners’ ability to access or use our respective digital information systems or that otherwise disrupted our respective operations, it may be difficult or, in certain cases, impossible for us or our partners to continue our respective businesses for a substantial period of time. The disaster recovery and business continuity plans we and our partners currently have in place may not prove adequate in the event of a serious disaster or similar event, which could have a material adverse impact on our business.

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
We are an emerging growth company, as defined in the JOBS Act, and will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more; (b) December 31, 2026, the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (d) the date we qualify as a “large accelerated filer,” which requires the market value of our common stock that are held by non-affiliates to exceed $700.0 million as of the prior June 30th. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. Section 107 of the JOBS Act provides that an emerging growth company may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 for complying with new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. Section 107 of the JOBS Act provides that we can elect to opt out of the extended transition period at any time, which election is irrevocable. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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

In addition, the loss of emerging growth company status will not impact our “non-accelerated filer” status, which also provides an exemption from the auditor attestation requirement with respect to internal control over financial reporting.
We have incurred and will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.
As a public company, we have incurred and will continue to incur significant legal, accounting, insurance and other expenses. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC, and the Nasdaq Global Select Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say-on-pay” and proxy access. The JOBS Act permits emerging growth companies to implement many of these requirements over a longer period and up to December 31, 2026, the last day of the fiscal year following the fifth anniversary of the pricing of our IPO. As an emerging growth company, we are currently taking advantage of the reduced reporting requirements available to emerging growth companies under the JOBS Act, but we will be required to implement the more stringent requirements once we no longer qualify as an emerging growth company, and may incur significant additional expenses as a result.
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
Our cybersecurity risk management program includes a number of components, including information security program assessments and continuous monitoring of critical risks from cybersecurity threats using automated tools. We periodically engage third parties to conduct risk assessments on our systems, including penetration testing on an annual basis. We also conduct cybersecurity simulation exercises, including in connection with our disaster recovery procedures. In addition, we have a process to assess the security practices of certain third-party vendors, including through the use of vendor security questionnaires, as appropriate. We continue to develop and update a comprehensive cybersecurity strategy to guide cybersecurity risk management activities, align corporate security standards, and guide requirements for all technology across the organization with regards to cybersecurity.
We have taken additional steps to further mature our cybersecurity monitoring and response, vulnerability management, and incident response capabilities through new vendor partnerships to centralize and develop additional detection and response capabilities. In addition to the risk assessments described above, we utilize a managed detection and response (MDR) service that provides continuous monitoring of our network environment and assists with threat detection and incident response. These third parties also assist us in our design and implementation of our cybersecurity policies and procedures and in our assessment and testing of our security safeguards. As part of our cybersecurity risk management program, we also maintain processes to assess and review the cybersecurity practices of third-party vendors and suppliers when applicable. Moreover, we maintain an established process to notify management of identified cybersecurity incidents and to provide an assessment of the potential criticality and impact of such incidents. We have also implemented procedures for response and containment efforts to address the actual or potential impact of identified cybersecurity incidents, as applicable.
As a public company, our information technology systems and related cybersecurity controls are also subject to review as part of our financial statement audit and internal control over financial reporting processes.
Additionally, we have implemented an employee education program that is designed to raise awareness of cybersecurity threats, including risks posed by phishing attempts. This training is included during the employee onboarding process and periodically thereafter.
We, like other companies in our industry, face a number of cybersecurity risks in connection with our business. Although our business strategy, results of operations, and financial condition have not, to date, been materially affected by risks from cybersecurity threats, we have, from time to time, experienced threats to and security incidents related to our and our third-party vendors’ information systems data and systems, including for example, phishing attacks. For more information about the cybersecurity risks we face, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K, including the risk factor titled “Cybersecurity incidents, data breaches, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.”
Governance
Under the ultimate direction of our chief executive officer, or CEO, and our executive management team (including our Chief Legal Officer, who also serves as our Chief Compliance Officer), with oversight from our audit committee of the board of directors (Audit Committee), our Head of Information Technology (Head of IT) has primary responsibility for assessing, operating and managing our cybersecurity threat management program. Our Head of IT meets periodically with our Chief Legal Officer to discuss current developments in the cybersecurity landscape and our cybersecurity risk management program, including providing updates regarding the sources and nature of critical risks we face and how the IT department assesses those risks, including the likelihood of such risks, the severity of impact, and progress on vulnerability remediation.
Our Chief Legal Officer and Head of IT consult with other members of our information technology department, and with third parties with expertise in cybersecurity, to develop strategies to assess, address and align cybersecurity efforts with our business objectives and operational requirements. The Head of IT role is currently held by an individual with over 25 years of experience leading information security, corporate systems, technology risk, and compliance management, bringing deep expertise in cybersecurity and digital infrastructure operations across diverse industries and regulatory environments.
As part of our board of directors’ enterprise risk management program, our board of directors has responsibility for oversight of cybersecurity risk management. Our board of directors has delegated to our Audit Committee oversight of our cybersecurity risk management program, including oversight of information security and cybersecurity threats and related compliance and disclosure requirements. On a quarterly basis, our Head of IT provides an update to our Audit Committee regarding our cybersecurity risk management program, including as relates to critical cybersecurity risks, ongoing cybersecurity initiatives and strategies, and applicable regulatory requirements and industry standards. The Audit Committee periodically reports on cybersecurity risk management to the full board of directors.
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
Holders of Common Stock
As of March 6, 2026, there were 38 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
Unregistered Sales of Equity Securities
Other than as disclosed in Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, there were no unregistered sales of equity securities during the year ended December 31, 2025.
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
We are a clinical-stage biopharmaceutical company using an AI-native approach to develop differentiated antibody therapeutics. Our integrated drug creation platform combines Origin-1, our generative design model, with rapid validation using our lab-in-the-loop. We focus on underexplored mechanisms where unmet medical need is high and competition is low.
We have advanced our first two programs from AI design to IND (or foreign equivalent) in around two years with a total investment of approximately $15 million per program, compared to an industry average of 4–6 years at a cost of greater than $50 million. This combination of underexplored target selection and capital-efficient execution is central to our strategy.
Our lead product candidate, ABS-201, is an anti-prolactin receptor (PRLR) antibody engineered with an extended half-life to support a patient-friendly dosing interval. We believe PRLR is an underexplored target with the potential to provide durable, disease-modifying effects. If successfully developed, ABS-201 could establish a new treatment category in indications where current options remain inadequate. ABS-201 is being developed for two indications, androgenetic alopecia (AGA) or pattern hair loss (PHL) and endometriosis, each with large affected populations and significant unmet need:
•Androgenetic Alopecia: ABS-201 is being evaluated in the HEADLINE™ Phase 1/2a clinical trial (NCT07317544) for AGA, a condition affecting approximately 80 million people in the United States. Our own patient and clinician surveys, as well as those of other parties, show broad dissatisfaction with current standard of care, which is limited by variable efficacy, poor compliance, and a lack of durable approaches. No approved therapy provides durable hair regrowth. We have dosed the first three single ascending dose cohorts with a favorable safety profile to date. Interim proof-of-concept data, including exploratory efficacy endpoints, are expected in the second half of 2026.
•Endometriosis: We plan to initiate a Phase 2 clinical trial of ABS-201 in endometriosis, a chronic condition estimated to affect approximately 10% of women of reproductive age worldwide. There is currently no FDA-approved disease-modifying therapy for endometriosis. The condition is associated with significant chronic pain, reduced quality of life, and impaired fertility, and treatment options are limited by inadequate long-term effectiveness and tolerability. PRLR signaling may contribute to both endometrial lesion development and pain-related pathways, which if demonstrated clinically, could support the potential for a non-hormonal and non-surgical treatment. A recent clinical trial has demonstrated clinical proof of concept for targeting PRLR for endometriosis. Our Phase 2 clinical trial for endometriosis is planned for the fourth quarter of 2026, subject to data from the ongoing HEADLINE trial and regulatory considerations.
Beyond ABS-201, we are advancing additional preclinical programs using our platform. We may seek partnerships or out-licensing arrangements for select pipeline assets, which would provide non-dilutive capital We believe we are positioned to execute on near-term catalysts while building long-term pipeline value.
Financial results
Revenue was $2.8 million for the year ended December 31, 2025 compared to $4.5 million for the year ended December 31, 2024 due to the number of ongoing partnered programs and respective timing of project-based milestones achieved. We incurred a net loss of $115.2 million for the year ended December 31, 2025 compared to a net loss of $103.1 million for the year ended December 31, 2024. Research and development expenses increased by $17.6 million, or 27%, for the year ended December 31, 2025 compared to the year ended December 31, 2024.
As of December 31, 2025, we had an accumulated deficit of $624.8 million and cash equivalents and marketable securities totaling $144.3 million.

We expect to continue to incur significant expenses in connection with our ongoing activities, including as we:
•develop ABS-201 and other internally developed programs across diverse indications, including the advancement of these product candidates through preclinical and clinical development;
•continue to engage in discovery, research and development efforts and scale our activities through our existing and potential new partnerships;
•develop, acquire, in-license or otherwise obtain technologies that enable us to expand our Integrated Drug Creation platform capabilities; and
•attract, retain and motivate highly qualified personnel to join Absci in our mission.
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
Our revenue currently consists primarily of fees earned from our partners in conjunction with drug creation agreements utilizing our Integrated Drug Creation platform, which are presented as partner program revenue in our results of operations. These fees are earned and paid at various points throughout the terms of these agreements including upfront, upon the achievement of specified project-based milestones, and throughout the program. Future revenue may also be earned from our partners’ achievements of certain clinical, regulatory, and commercial milestones and through royalties as a percentage of net product sales.
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
We expect research and development expenses to increase in absolute dollars over the long term as we develop and advance our internally developed programs through pre-clinical and clinical activities, enter into additional partnerships, and continue to invest in technology enhancements.
At this time, we cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in preclinical and clinical activities related to developing our product candidates, as our product candidates advance into later stages of development, as we begin to conduct larger clinical trials, as we seek regulatory approvals for any product candidates that successfully complete clinical trials, and incur expenses associated with hiring additional personnel to support our research and development efforts.
Selling, general, and administrative
Selling, general, and administrative expenses include personnel-related costs (comprised of salaries, benefits and share-based compensation) for executive, business development, legal, finance, human resources, information technology and other administrative functions. General and administrative expenses include certain professional service expenses, such as external legal, accounting, and other consultants, as well as insurance, certain technology costs, and allocated facility costs. These expenses are exclusive of depreciation and amortization.
As we expand our clinical development and regulatory operations and require further administrative support, and also prepare for a potential future commercial launch of a product candidate, we expect personnel-related costs may increase in absolute dollars and we expect to continue to actively manage other general and administrative expenses.
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

Results of Operations
The results of operations presented below should be reviewed in conjunction with our consolidated financial statements and notes included elsewhere in this Annual Report. The following tables set forth our results of operations for the periods presented (In thousands):

	For the Years Ended December 31,
	2025	2024
Partner program revenue	$2,800	$4,534
Operating expenses
Research and development	81,418	63,859
Selling, general and administrative	35,058	36,174
Depreciation and amortization	11,742	13,389
Gain on settlement of contingent consideration	(5,101)	—
Total operating expenses	123,117	113,422
Operating loss	(120,317)	(108,888)
Other income (expense)
Interest expense	(209)	(565)
Other income, net	5,412	6,417
Total other income, net	5,203	5,852
Loss before income taxes	(115,114)	(103,036)
Income tax expense	(69)	(70)
Net loss	$(115,183)	$(103,106)

Comparison of the Years Ended December 31, 2025 and 2024
Revenue
Partner program revenue decreased by $1.7 million, or 38%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, driven by a combination of the timing of achieving project-based milestones and the mix of ongoing program activity under our drug creation agreements. For the year ended December 31, 2025, three partners represented 95% of partner program revenue. For the year ended December 31, 2024, two partners represented 99% of partner program revenue.
Operating expenses
The following tables summarize our operating expenses for the years ended December 31, 2025 and 2024 (In thousands, except for percentages):

	For the Years Ended December 31,
	2025	2024	$ Change	% Change
Operating expenses
Research and development	$81,418	$63,859	$17,559	27%
Selling, general and administrative	35,058	36,174	(1,116)	(3)%
Depreciation and amortization	11,742	13,389	(1,647)	(12)%
Gain on settlement of contingent consideration	(5,101)	—	(5,101)	100%
Total operating expenses	$123,117	$113,422	$9,695	9%

Research and development
Research and development expenses increased by $17.6 million, or 27%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily attributable to the advancement of our drug creation programs representing $17.3 million of this increase, including $13.1 million of direct costs associated with external preclinical and clinical development of our internally developed programs including ABS-101 and ABS-201, and an increase of $1.9 million of personnel costs and stock-based compensation, offset by a decrease of $1.6 million in other lab costs.

Selling, general and administrative expenses
Selling, general, and administrative expenses decreased by $1.1 million, or 3%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily attributable to a decrease of $1.5 million in personnel and stock-based compensation costs.
Depreciation and amortization
Depreciation and amortization expense decreased by $1.6 million, or 12%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to disposals of lab equipment.
Gain on settlement of contingent consideration
In June 2021, we entered into a merger agreement with Totient, Inc. (“Totient”). Pursuant to the merger agreement, at closing, Totient shareholders received $40.0 million in cash, and 2,212,208 shares of the our common stock, and became eligible to receive contingent consideration of $15.0 million in cash payable upon the achievement of specified milestones. In October 2025, we entered into an agreement with the selling stockholders of Totient to settle the contingent consideration liability for a payment of approximately $7.6 million and to release the remaining $8.7 million, held as restricted cash on the consolidated balance sheets, from escrow to the Company. In 2025, we recognized a $5.1 million gain on this settlement.

Other income (expense)
Interest expense
Interest expense was $0.2 million for the year ended December 31, 2025, compared to $0.6 million for the year ended December 31, 2024, representing a decrease of $0.4 million, or 63%. This decrease was primarily attributable to decreased finance lease and long-term debt obligations.
Other income, net
Other income, net, was $5.4 million for the year ended December 31, 2025, compared to $6.4 million for the year ended December 31, 2024, representing a decrease of $1.0 million, or 16%, primarily attributable to realized and unrealized gains and losses on foreign currency transactions and a decrease in investment income from cash, cash equivalents and investments.
Liquidity and Capital Resources
Overview
As of December 31, 2025, we had $144.3 million of cash, cash equivalents and marketable securities.
We have incurred net operating losses since inception. As of December 31, 2025, our accumulated deficit was $624.8 million. To date, we have funded operations through issuances and sales of equity securities and debt, in addition to revenue generated from our drug creation agreements. We believe that our cash, cash equivalents and marketable securities will be sufficient to meet our operating expenses, working capital and capital expenditure needs over at least the next 12 months following the date of this filing.
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
At-the-market offering
In June 2023, the Company entered into a Sales Agreement with Cowen and Company, LLC, as Sales Agent (the “Prior Sales Agreement”), with respect to an “at the market offering” program under which the Company had the ability to offer and sell, from time to time, shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $100.0 million through the Sales Agent. The Company agreed to pay the Sales Agent a commission up to 3.0% of the gross sales proceeds of any shares sold under the Prior Sales Agreement. During the year ended December 31, 2025, the Company issued 10,377,752 shares and received $35.7 million in net proceeds from the sale of securities pursuant to the Prior Sales Agreement.
In August 2025, the Company entered into a Sales Agreement with TD Securities (USA) LLC, as Sales Agent (the “Sales Agreement”), with respect to an “at the market offering” program under which the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $100.0 million through the Sales Agent. The Company has agreed to pay the Sales Agent a commission of up to 3.0% of the gross proceeds of any shares sold under the Sales Agreement. Upon execution, the Sales Agreement terminated and superseded the Prior Sales Agreement in its entirety. During the year ended December 31, 2025, the Company issued 927,855 shares and received $3.5 million in net proceeds from the sale of securities pursuant to the Sales Agreement.
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

Cash Flows
The following summarizes our cash flows (In thousands):

	For the Years Ended December 31,
	2025	2024
Net cash provided by (used in)
Operating activities	(92,925)	(72,402)
Investing activities	(50,160)	(41,577)
Financing activities	105,949	82,526
Net decrease in cash, cash equivalents, and restricted cash	$(37,136)	$(31,453)

Cash flows from operating activities
In the year ended December 31, 2025, net cash used in operating activities was $92.9 million and consisted primarily of a net loss of $115.2 million adjusted for non-cash items, including depreciation and amortization expense of $11.7 million, stock-based compensation expense of $18.3 million, and a net decrease in operating assets and liabilities in the amount of $0.4 million.
In the year ended December 31, 2024, net cash used in operating activities was $72.4 million and consisted primarily of a net loss of $103.1 million adjusted for non-cash items, including depreciation and amortization expense of $13.4 million, stock-based compensation expense of $19.5 million, impairment of $1.4 million for asset that met the held for sale criteria during the period, partially offset by $3.7 million of accretion of discount on marketable securities.
Net cash used in operations increased by $20.5 million year-over-year primarily due to increased research and development costs, including external preclinical and clinical development costs related to our internally developed programs.
Cash flows from investing activities
In the year ended December 31, 2025, net cash used in investing activities was $50.2 million primarily from purchases of marketable securities of $119.9 million, partially offset by cash provided by maturities of marketable securities of $69.5 million.
In the year ended December 31, 2024, net cash used in investing activities was $41.6 million primarily from purchases of marketable securities of $186.1 million, partially offset by maturities of marketable securities of $144.0 million.
Cash flows from financing activities
In the year ended December 31, 2025, net cash provided by financing activities was $105.9 million. The net cash provided resulted primarily from aggregate proceeds of $105.8 million from the issuance of common stock pursuant to the PIPE with AMD, the issuance of common stock pursuant to our July 2025 underwritten offering and pursuant to the Sales Agreement and Prior Sales Agreement, and proceeds of $3.3 million from the issuance of common stock from stock option exercises and our 2021 ESPP, partially offset by principal payments of $3.2 million made for financed equipment.
In the year ended December 31, 2024, net cash provided by financing activities was $82.5 million primarily from proceeds of $82.4 million from the issuance of common stock from a public offering and the Prior Sales Agreement and proceeds of $4.2 million from the issuance of common stock from option exercises and our 2021 ESPP, partially offset by principal payments of $4.0 million made for financed equipment.
Income taxes
Income tax expense for the year ended December 31, 2025 represents taxes in foreign jurisdictions for which we conduct business. Income tax expense for the year ended December 31, 2024 represents our federal and certain state income tax obligations and taxes in foreign jurisdictions for which we conduct business. As of

December 31, 2025, we have recorded a full valuation allowance on our U.S. federal and state deferred tax assets.
Our effective income tax rate from continuing operations was (0.1)% for the years ended December 31, 2025 and 2024.
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
Accrued preclinical and clinical development expenses
We expense all research and development costs in the periods in which they are incurred. Preclinical and clinical development costs compose a component of research and development costs, in which we typically contract with third parties, including CROs and CDMOs, to conduct and manage preclinical studies and clinical trials, research services, and clinical manufacturing services on our behalf. When billing terms under these contracts do not coincide with the timing of when the work is performed, we estimate our obligations for services provided but not yet billed as of the period end based on a number of factors that include, but are not limited to, our knowledge of the research and development programs and clinical manufacturing activities, the status of the programs and activities, invoicing to date, and the provisions in the contracts. Further, we accrue expenses related to clinical trials based on the status of participant enrollment and activity according to the related agreement. We monitor participant enrollment levels and related activity to the extent reasonably possible and make judgments and estimates in determining the accrued balance in each reporting period. We obtain information regarding unbilled services directly from outside service providers and perform procedures to support our estimates based on our internal understanding of the services provided to date. However, we may also be required to estimate these services based on information available to our internal preclinical and clinical and administrative staff if such information is not able to be obtained timely from our service providers.
Accrued preclinical and clinical development expenses are included in accounts payable and accrued expenses on the consolidated balance sheets. In the event that advance payments are made to a CRO, CDMO or other outside service providers, the payments are recorded within prepaid expenses and other current assets on the consolidated balance sheets and subsequently recognized as research and development expense when the associated services are performed. If we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates, resulting in adjustments to expense in future periods.
Recent Accounting Pronouncements
See “Recently issued accounting pronouncements” under Note 2: Summary of significant accounting policies to our financial statements included elsewhere in this Annual Report for more information.
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
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Absci Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Absci Corporation (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2021.
San Jose, California
March 24, 2026

ABSCI CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(In thousands, except for share and per share data)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$20,025	$41,213
Restricted cash	—	15,947
Marketable securities	124,267	71,212
Prepaid expenses and other current assets	5,281	5,459
Total current assets	149,573	133,831
Operating lease right-of-use assets	2,914	3,968
Property and equipment, net	20,860	29,167
Intangibles, net	41,514	44,883
Restricted cash, long-term	1,053	1,054
Other long-term assets	383	705
TOTAL ASSETS	$216,297	$213,608
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$19,348	$10,449
Contingent consideration	—	12,750
Long-term debt	873	2,733
Operating lease obligations	1,805	1,608
Deferred revenue	739	1,116
Total current liabilities	22,765	28,656
Long-term debt, net of current portion	—	1,257
Operating lease obligations, net of current portion	2,624	4,429
Deferred revenue, long-term	436	—
Other long-term liabilities	1,023	133
TOTAL LIABILITIES	26,848	34,475
Commitments (See Note 11)
STOCKHOLDERS' EQUITY
Preferred stock	—	—
Common stock	15	12
Additional paid-in capital	813,627	688,726
Accumulated deficit	(624,784)	(509,601)
Accumulated other comprehensive income (loss)	591	(4)
TOTAL STOCKHOLDERS' EQUITY	189,449	179,133
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$216,297	$213,608

The accompanying notes are an integral part of these consolidated financial statements.

ABSCI CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
(In thousands, except for share and per share data)	2025	2024

Partner program revenue	$2,800	$4,534
Operating expenses
Research and development	81,418	63,859
Selling, general and administrative	35,058	36,174
Depreciation and amortization	11,742	13,389
Gain on settlement of contingent consideration	(5,101)	—
Total operating expenses	123,117	113,422
Operating loss	(120,317)	(108,888)
Other income (expense)
Interest expense	(209)	(565)
Other income, net	5,412	6,417
Total other income, net	5,203	5,852
Loss before income taxes	(115,114)	(103,036)
Income tax expense	(69)	(70)
Net loss	$(115,183)	$(103,106)

Net loss per share: Basic and diluted	$(0.84)	$(0.94)

Weighted-average common shares outstanding: Basic and diluted	136,776,885	110,239,870

Comprehensive loss:
Net loss	$(115,183)	$(103,106)
Foreign currency translation adjustments	448	(26)
Unrealized gain on marketable securities	147	59
Comprehensive loss	$(114,588)	$(103,073)

The accompanying notes are an integral part of these consolidated financial statements.

ABSCI CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except for share data)	Common Stock			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares		Amount
Balances - December 31, 2023	93,087,675		$9	$582,699	$(406,495)	$(37)	$176,176
Issuance of shares, net of issuance costs of $465	19,582,996	—	2	82,396	—	—	82,398
Issuance of shares under stock plans, net of shares withheld for tax payments	2,729,480		1	4,158	—	—	4,159
Stock-based compensation	—		—	19,473	—	—	19,473
Forfeiture of common stock	(37,886)		—	—	—	—	—
Foreign currency translation adjustments	—		—	—	—	(26)	(26)
Unrealized gain on marketable securities	—		—	—	—	59	59
Net loss	—		—	—	(103,106)	—	(103,106)
Balances - December 31, 2024	115,362,265		12	688,726	(509,601)	(4)	179,133
Issuance of common shares, net of issuance costs of $3,710	33,689,892		3	103,302	—	—	103,305
Issuance of shares under stock plans, net of shares withheld for tax payments	2,462,922		—	3,309	—	—	3,309
Stock-based compensation	—		—	18,290	—	—	18,290
Foreign currency translation adjustments	—		—	—	—	448	448
Unrealized gain on marketable securities	—		—	—	—	147	147
Net loss	—		—	—	(115,183)	—	(115,183)
Balances - December 31, 2025	151,515,079		$15	$813,627	$(624,784)	$591	$189,449
46022

The accompanying notes are an integral part of these consolidated financial statements.

ABSCI CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2025	2024
Cash Flows From Operating Activities
Net loss	$(115,183)	$(103,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,742	13,389
Stock-based compensation	18,321	19,452
Accretion of discount on marketable securities	(2,543)	(3,743)
Gain on settlement of contingent consideration	(5,101)	—
Other	(584)	1,974
Changes in operating assets and liabilities:
Accounts receivable, net	—	2,239
Prepaid expenses and other current assets	(424)	(484)
Operating lease right-of-use assets and liabilities	(555)	(762)
Other long-term assets	249	(68)
Accounts payable and accrued expenses	1,094	1,731
Deferred revenue	59	(3,024)
Net cash used in operating activities	(92,925)	(72,402)
Cash Flows From Investing Activities
Purchases of property and equipment	(1,107)	(404)
Investment in marketable securities	(119,866)	(186,112)
Proceeds from maturities of marketable securities	69,501	144,000
Proceeds from sales of property and equipment	1,312	939
Net cash used in investing activities	(50,160)	(41,577)
Cash Flows From Financing Activities
Principal payments on long-term debt	(3,117)	(3,388)
Principal payments on finance lease obligations	(79)	(643)
Proceeds from issuance of common stock, net	105,835	82,398
Proceeds from issuance of common stock through employee equity plans, net	3,310	4,159
Net cash provided by financing activities	105,949	82,526
Net decrease in cash, cash equivalents, and restricted cash	(37,136)	(31,453)
Cash, cash equivalents and restricted cash - Beginning of period	58,214	89,667
Cash, cash equivalents, and restricted cash - End of period	$21,078	$58,214

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$178	$561
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Right-of-use assets obtained in exchange for operating lease obligation	—	433
Payments on long-term debt by third-party through sale of equipment	—	540

The accompanying notes are an integral part of these consolidated financial statements.

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Organization and nature of operations
Absci Corporation (the “Company”) is a clinical-stage biopharmaceutical company using an AI-native approach to develop differentiated antibody-based therapeutics .
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
Use of estimates
The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, revenue recognition including estimated timing of the satisfaction of performance obligations, the fair value of stock-based compensation awards, and evaluations of recoverability of long-lived assets. The Company bases its estimates on historical experiences, and other relevant factors that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.
Segment information
The Company operates as a single operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of allocating resources, making operating decisions and evaluating performance (see Note 16: Segment Reporting).
Cash, cash equivalents and restricted cash
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of deposits with commercial banks in checking and interest-bearing accounts, highly liquid money market funds, and U.S. Treasury securities.
Restricted cash represents amounts pledged as collateral for future property lease payments via standby letters of credit (see Note 11: Commitments and contingencies) and amounts formerly held in escrow related to acquisitions by the Company (see Note 6: Fair value measurements).
Investments
The Company’s marketable securities may include funds invested in highly liquid money market funds, U.S. Treasury securities and corporate debt securities. The Company considers all marketable securities to be current assets as they are available for use in current operations. These investments are classified as available-for-sale debt securities, which are recorded at fair value based on quoted prices in active markets.
If the estimated fair value of a debt security is below its amortized cost basis, the Company evaluates whether it is more likely than not that the Company will be required to sell the security before its anticipated recovery in market value and whether credit losses exist for the related securities. A credit loss exists if the present value of expected cash flows is less than the amortized cost basis of the security. Credit-related losses are recognized as an allowance for credit losses on the balance sheet with a corresponding adjustment to earnings. Unrealized gains and losses that are unrelated to credit deterioration are reported in accumulated

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
other comprehensive income (loss) on the consolidated balance sheets. Purchase premiums and discounts are recognized as interest income using the interest method over the terms of the securities. Realized gains and losses, and declines in fair value deemed to be other than temporary, are reflected in the consolidated statements of operations and comprehensive loss. The Company uses the specific identification method to compute realized gains and losses on investments. Investments in non-marketable equity securities are classified as other long-term assets on the consolidated balance sheets.
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
Assets held for sale
The Company classifies its long-lived assets to be sold as held for sale in the period the following conditions are met: (i) management has approved and committed to a plan to sell; (ii) the asset is available for immediate sale in its present condition; (iii) an active program to locate a buyer and other actions required to sell the asset have been initiated; (iv) it is probable that a sale will occur within one year; (v) the asset is being actively marketed for sale at a reasonable price in relation to its current fair value; and (vi) there is a low likelihood of significant changes to the plan or that the plan will be withdrawn. If all of the criteria are met as of the balance sheet date, the assets are presented separately as held for sale included in prepaid and other current assets on the consolidated balance sheets. The Company initially measures a long-lived asset that is classified as held for sale at the lower of the carrying amount or fair value less costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met as an asset impairment charge on the consolidated statements of operations and comprehensive loss. Any gains are not recognized until date of sale. The assets are no longer depreciated nor amortized while classified as held for sale. The Company assesses the fair value of a long-lived asset, less any costs to sell, at each reporting period and until the asset is no longer classified as held for sale.
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
The Company recognizes interest and penalties related to income tax matters as a component of tax expense. The Company did not record any interest or penalties related to income tax during the years ended December 31, 2025 and 2024.
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
Research and development expenses
Research and development expenses include the personnel-related costs (comprised of salaries, benefits and share-based compensation), contract research services, contract manufacturing, consulting fees, laboratory supplies and facilities, and certain technology costs. These expenses are exclusive of depreciation and amortization. Research and development activities consist of continued development of the Company’s

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Integrated Drug Creation platform, internal pipeline programs, and drug creation programs with partners. The Company derives improvements to its platform from each type of activity. Research and development efforts apply to the Company’s platform broadly and across programs.
Preclinical and clinical development costs
Preclinical and clinical development costs compose a component of research and development costs, in which we typically contract with third parties, including contract research organizations (CROs) and clinical data management organizations (CDMOs), to conduct and manage preclinical studies and clinical trials, research services, and clinical manufacturing services on our behalf. When billing terms under these contracts do not coincide with the timing of when the work is performed, we estimate our obligations for services provided but not yet billed as of the period end based on a number of factors that include, but are not limited to, our knowledge of the research and development programs and clinical manufacturing activities, the status of the programs and activities, invoicing to date, and the provisions in the contracts. Further, we accrue expenses related to clinical trials based on the status of participant enrollment and activity according to the related agreement. We monitor participant enrollment levels and related activity to the extent reasonably possible and make judgments and estimates in determining the accrued balance in each reporting period. We obtain information regarding unbilled services directly from outside service providers and perform procedures to support our estimates based on our internal understanding of the services provided to date. However, we may also be required to estimate these services based on information available to our internal preclinical and clinical and administrative staff if such information is not able to be obtained timely from our service providers.
Accrued preclinical and clinical development expenses are included in Accounts payable and accrued expenses on the consolidated balance sheets. In the event that advance payments are made to a CRO, CDMO or other outside service providers, the payments are recorded within prepaid expenses and other current assets on the consolidated balance sheets and subsequently recognized as research and development expense when the associated services are performed. If we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates, resulting in adjustments to expense in future periods.
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
Stock-based compensation
Stock-based compensation includes compensation expense for stock options and restricted stock units granted to employees and non-employees and is measured on the grant date based on the fair value of the award and recognized over the requisite service period. The fair value of options to purchase common stock are measured using the Black-Scholes option-pricing model. The fair value of performance restricted stock units are measured using a Monte-Carlo simulation model and the expense is recorded using the accelerated expense attribution method. When determining the grant date fair value of stock-based awards, management considers whether an adjustment is required to the observable market price or volatility of the Company’s common stock that is used in the valuation as a result of material non-public information. The Company accounts for forfeitures as they occur.
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

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recent accounting pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation, as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 during the year ended December 31, 2025, on a prospective basis, which resulted in updated income tax disclosures. See Note 17: Income taxes in the accompanying notes to the consolidated financial statements for further detail.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new standard requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of the ASU on its consolidated financial statements.
3.Revenue recognition
Contract balances
Contract liabilities are recorded as deferred revenue when cash payments are received or due in advance of the satisfaction of performance obligations. As of December 31, 2025 and December 31, 2024, contract liabilities were $1.2 million and $1.1 million, respectively. During the year ended December 31, 2025, the Company recognized $1.1 million as revenue that had been included in deferred revenue at the beginning of the period. During the year ended December 31, 2024, the Company recognized $3.3 million, as revenue that had been included in deferred revenue at the beginning of the period.
Concentration of risk
During the year ended December 31, 2025, three partners represented 95% of total partner program revenue. During the year ended December 31, 2024, two partners represented 99% of total partner program revenue. For the years ended December 31, 2025 and 2024, substantially all partner program revenue was attributable to foreign partners.
4.Collaborative arrangements
As of December 31, 2025, the Company has collaborative arrangements with PrecisionLife, Memorial Sloan Kettering Cancer Center, Twist Bioscience, and Owkin that involve joint research and development activities and for which the parties are exposed to significant risks and rewards dependent on the commercial success of such activities. The Company performs drug creation activities to co-develop product candidates. These arrangements include rights for the parties to share in the potential value created by the programs, as well as cost sharing which may result in payments and/or credits between the parties. The Company’s accounting policy is to present cost sharing payments to and from the Company’s collaborators within research and development expense on the consolidated statements of operations and comprehensive loss. The Company received $0.8 million of cost sharing payments and credits related to collaborative arrangements during the year ended December 31, 2025. The Company did not have cost sharing payments and credits related to collaborative arrangements during the year ended December 31, 2024.
5.Investments
Cash equivalents and marketable securities are classified as available-for-sale and are recorded at fair value on the consolidated balance sheets, with any unrealized gains and losses reported in accumulated other comprehensive loss, which is reflected as a separate component of stockholders’ equity on the Company’s consolidated balance sheets, until realized. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company considers all marketable securities to be current assets as they are available for use in current operations.

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amortized cost and fair value of investments are as follows (in thousands):

	December 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Assets
Money market funds	$14,410	$—	$—	$14,410
U.S. treasuries	124,059	208	—	124,267
Total	$138,469	$208	$—	$138,677
Classified as:
Cash equivalents				$14,410
Marketable securities				124,267
Total				$138,677

	December 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Assets
Money market funds	$2,134	$—	$—	$2,134
U.S. treasuries	71,151	61	—	71,212
Total	$73,285	$61	$—	$73,346
Classified as:
Cash equivalents				$2,134
Marketable securities				71,212
Total				$73,346

Proceeds from maturities of available-for-sale securities were $69.5 million and $177.1 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company held $11.8 million of marketable securities with a remaining maturity of greater than one year. There were no realized gains or losses on securities for the years ended December 31, 2025 and 2024.
6.Fair value measurements
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
The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and December 31, 2024 (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Debt Securities:
Money market funds	$14,410	$—	$—	$14,410
U.S. treasuries	6,873	117,394	—	124,267
Total assets	$21,283	$117,394	$—	$138,677

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Debt Securities:
Money market funds	$2,134	$—	$—	$2,134
U.S. treasuries	—	71,212	—	71,212
Total assets	$2,134	$71,212	$—	$73,346
Liabilities:
Contingent consideration	$—	$—	$12,750	$12,750
Total liabilities	$—	$—	$12,750	$12,750

In June 2021, the Company entered into a merger agreement with Totient, Inc. (“Totient”). Pursuant to the merger agreement, at closing, Totient shareholders received $40.0 million in cash, and 2,212,208 shares of the Company’s common stock, and became eligible to receive contingent consideration of $15.0 million in cash payable upon the achievement of specified milestones. As of December 31, 2024, the Company maintained a contingent consideration liability of $12.8 million, which was measured at fair value based on a probability-weighted approach using significant unobservable inputs (Level 3). In October 2025, the Company entered into an agreement with the selling stockholders of Totient to settle the contingent consideration liability for a payment of approximately $7.6 million and to release the remaining $8.7 million, held as restricted cash on the consolidated balance sheets, from escrow to the Company. In 2025, the Company recognized a $5.1 million gain on settlement in the consolidated statement of operations.

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7.Property and equipment, net
Property and equipment consist of the following (in thousands):

	December 31,	December 31,
	2025	2024
Lab Equipment	$25,564	$27,294
Furniture, Fixtures and Other	3,736	6,385
Leasehold Improvements	27,079	27,057
Total Cost	56,379	60,736
Less accumulated depreciation and amortization	(35,519)	(31,569)
Property and equipment, net	$20,860	$29,167

Depreciation expense was $8.4 million and $10.0 million for the years ended December 31, 2025 and 2024, respectively.
During the years ended December 31, 2025 and 2024, the Company determined certain laboratory equipment met all of the prescribed criteria required to classify it as held-for-sale. The Company determined the carrying value exceeded the fair value less costs to sell each asset, which resulted in a write down of $0.7 million and $1.4 million for the year ended December 31, 2025 and 2024, respectively, presented within research and development expense on the consolidated statement of operations and comprehensive loss. As of December 31, 2025 and December 31, 2024, $0.1 million and $0.7 million, respectively, of lab equipment is classified as current assets held-for-sale within prepaid expenses and other current assets on the consolidated balance sheets as the disposal is expected to be consummated within one year of the balance sheet date.
8.Intangibles, net
Intangible assets are as follows (in thousands):

	December 31, 2025			December 31, 2024
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
AI Engine	2,507	(2,478)	29	2,507	(1,977)	530
Monoclonal antibody library	46,300	(10,585)	35,715	46,300	(8,270)	38,030
Developed software platform and the related methods patents	8,300	(2,530)	5,770	8,300	(1,977)	6,323
Intangible assets, net	$57,107	$(15,593)	$41,514	$57,107	$(12,224)	$44,883

Amortization expense related to intangible assets was $3.4 million for the years ended December 31, 2025 and 2024 and is reflected within depreciation and amortization expense on the consolidated statements of operations and comprehensive loss.
The weighted-average remaining useful lives of the Company’s acquired intangible assets as of December 31, 2025 are as follows:

Weighted-Average Remaining Useful Lives (years)
Monoclonal antibody library	15.4
Developed software platform and the related methods patents	10.4

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future amortization expense for the Company’s intangible assets as of December 31, 2025 is estimated as follows (in thousands):

Years Ending December 31:
2026	$2,898
2027	2,868
2028	2,868
2029	2,868
2030	2,868

9.Accounts payable and accrued expenses
Total accounts payable and accrued expenses reported on the consolidated balance sheets as follows (in thousands):

	For the Years Ended December 31,
	2025	2024
Accounts payable	$2,756	2,948
Accrued compensation	6,615	5,954
Accrued preclinical and clinical development expenses	6,350	580
Accrued other	3,627	967
Total accounts payable and accrued expenses	$19,348	$10,449

10.Leases
Facility leases
The Company leases its corporate headquarters and primary research and development facility located in Vancouver, Washington in a 77,974 square foot facility that includes general administrative office and laboratory space. The corporate headquarters lease initially commenced in December 2020, amended in 2021, and ends in April 2028, with an option to renew the lease for an additional five-year term, at then-current market rates. As part of the lease agreement, the lessor provided tenant incentives in the amount of $3.1 million. For the Company’s facility lease agreement, the Company is responsible for taxes, insurance and maintenance costs. The Company is party to certain short-term leases having a term of twelve months or less at the commencement date.
The components of lease expense are as follows (in thousands):

	For the Years Ended December 31,
	2025	2024
Operating lease cost	1,629	1,716
Variable lease cost	385	446
Short-term lease cost	138	203
	$2,152	$2,365

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$2,036	$2,266

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future undiscounted lease payments for the Company’s lease liabilities as of December 31, 2025 are as follows (in thousands):

Operating leases
2026	$2,098
2027	2,101
2028	672
Total future lease payments	4,871
Less: Imputed interest	(442)
Present value of lease liabilities	$4,429

Additional information related to the Company’s leases is as follows:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term (in years)
Operating leases	2.2	3.2

Weighted average discount rate
Operating leases	8%	8%

11.Commitments and contingencies
The Company has access to compute capacity and other services through an agreement with Oracle Cloud Infrastructure (OCI) through early 2028. The remaining financial commitments for the years 2026, 2027, and 2028 are $4.6 million, $8.3 million, and $2.3 million, respectively.
As of December 31, 2025, future lease payments are secured by an irrevocable standby letter of credit totaling $1.1 million. The irrevocable standby letter of credit is expected to be pledged for the full lease term which extends through April 2028 for the Company’s headquarter facility.

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12.Common stock
At-the-market offering
In June 2023, the Company entered into a Sales Agreement with Cowen and Company, LLC, as Sales Agent (the “Prior Sales Agreement”), with respect to an “at the market offering” program under which the Company had the ability to offer and sell, from time to time, shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $100.0 million through the Sales Agent. The Company agreed to pay the Sales Agent a commission up to 3.0% of the gross sales proceeds of any shares sold under the Prior Sales Agreement. During the year ended December 31, 2025, the Company issued and sold 10,377,752 shares and received $35.7 million in net proceeds from the sale of securities pursuant to the Prior Sales Agreement.
In August 2025, the Company entered into a Sales Agreement with TD Securities (USA) LLC, as Sales Agent (the “Sales Agreement”), with respect to an “at the market offering” program under which the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $100.0 million through the Sales Agent. The Company has agreed to pay the Sales Agent a commission of up to 3.0% of the gross proceeds of any shares sold under the Sales Agreement. Upon execution, the Sales Agreement terminated and superseded the Prior Sales Agreement in its entirety. During the year ended December 31, 2025, the Company issued and sold 927,855 shares and received $3.5 million in net proceeds from the sale of securities pursuant to the Sales Agreement.
Private investment in public equity
In January 2025, the Company entered into a strategic collaboration with Advanced Micro Devices, Inc. (AMD) and sold an aggregate of 5,714,285 shares of the Company’s common stock to AMD for net proceeds of $20.0 million through a private investment in public equity (PIPE). This strategic collaboration with AMD has a goal to optimize the performance of AMD InstinctTM accelerators and ROCmTM software to support the Company’s AI drug creation, including its de novo antibody design models. The issuance of stock to AMD was at a premium of approximately $2.5 million over the market price on the issuance date. The premium was recorded to accrued expenses and other long-term liabilities on the consolidated balance sheet and will be recognized as a credit to research and development expense over the collaboration term. The amortization of the premium was $0.7 million for the year ended December 31, 2025.

13.Stock-based compensation
The Company grants stock options, restricted stock units, and stock appreciation rights (“SARs”) under the 2021 Stock Option and Incentive Plan (“2021 Plan”) and the 2023 Inducement Plan (the “2023 Inducement Plan”). On January 1, 2025, the number of shares of common stock reserved for future issuance under the 2021 Plan was increased by 5,768,113 shares pursuant to an automatic annual increase. As of December 31, 2025, 6,458,888 shares were available for issuance under the 2021 Plan. As of December 31, 2025, 1,724,200 shares were available for issuance under the 2023 Inducement Plan.
Total stock-based compensation expense related to the Company’s stock-based awards was recorded in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	For the Years Ended December 31,
	2025	2024
Research and development	$7,912	$7,426
Selling, general and administrative	10,440	12,043
Total stock-based compensation expense	$18,352	$19,469

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options
Stock options generally vest 25% after one year from the date of the grant with the remainder vesting monthly over the following three-year period or ratably over three years in three equal installments. The Company recognizes forfeitures as they occur and uses the straight-line expense recognition method. Activity for stock options is shown below:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands $)
Outstanding at December 31, 2024	19,177,571	$3.39	7.6	$7,317
Granted	6,977,633	3.16
Exercised	(1,296,120)	2.31		2,399
Canceled/Forfeited	(3,182,252)	3.04
Expired	(960,321)	7.02
Outstanding at December 31, 2025	20,716,511	3.27	7.5	14,997
Exercisable at December 31, 2025	10,109,911	$3.32	6.4	$9,841
Vested and expected to vest as of December 31, 2025	20,706,986	$3.27	7.5	$14,974

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2025 and 2024 was $2.26 and $3.00, respectively. The aggregate grant date fair value of options vested during the years ended December 31, 2025 and 2024 was $11.2 million and $9.4 million, respectively. As of December 31, 2025, total unrecognized stock-based compensation related to stock options was $18.7 million, which the Company expects to recognize over a remaining weighted average period of 2.0 years.
Determination of Fair Value
The estimated grant-date fair value of the Company’s stock options was calculated using the Black-Scholes option pricing model, based on the following assumptions:

For the Years Ended December 31,
	2025	2024
Expected term (in years)	5.5-6.1	5.5-6.1
Volatility	90%-92%	81%-84%
Risk-free interest rate	3.6%-4.4%	3.5%-4.6%
Dividend Yield	—%	—%

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
Expected Volatility—As we do not have sufficient trading history for our common stock, the expected volatility was derived from a blended approach of the Company and its industry peers’ historical stock volatilities. These companies are considered to be comparable to the Company’s business over a period equivalent to the expected term of the stock-based awards.

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Restricted stock units
Restricted stock units subject to time-based vesting generally vest over a term of 1-4 years. The Company recognizes forfeitures as they occur and uses the straight-line expense recognition method. Activity for restricted stock units is shown below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2024	3,711,710	$3.12
Granted	1,712,162	3.19
Vested	(935,682)	2.77
Forfeitures	(698,556)	2.70
Unvested as of December 31, 2025	3,789,634	$3.32

The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2025 and 2024 was $3.19 and $3.93 per share, respectively. The aggregate grant date fair value of restricted stock units vested during the years ended December 31, 2025 and 2024 was $2.6 million and $1.0 million, respectively
As of December 31, 2025, there was $4.5 million of unrecognized compensation expense related to the outstanding restricted stock units expected to be recognized over a remaining weighted-average period of 1.7 years.
Restricted stock unit award with market conditions
In March 2024, the Company granted 1,500,000 performance restricted stock units to its Founder and Chief Executive Officer that contained market conditions (the “2024 Market Award”). Subject to the holder’s continued service, the 2024 Market Award provided for vesting in tranches once the Company’s closing stock price meets or exceeds certain thresholds established by the Company’s Compensation Committee of the Board of Directors. The original grant-date fair value of the 2024 Market Award of $5.5 million was determined using a Monte Carlo simulation model using an expected volatility of 97% and risk-free rate of 4.5%. The stock-based compensation expense was recognized over the derived service period for each tranche over periods up to 1.3 years. As of December 31, 2025, none of the stock price thresholds for the 2024 Market Award had been met resulting in no shares vesting. Any unvested tranches of the 2024 Market Award will expire in March 2027 if the vesting conditions are not met.
Stock Appreciation Rights
In January 2021, the Company issued SARs that are contingent upon a liquidity event that is not probable of occurrence; accordingly, no compensation expense has been recognized for these awards. The aggregate intrinsic value of the 394,736 SARs outstanding as of December 31, 2025 is $1.4 million based on the Company’s closing stock price of $3.49 per share as reported on the Nasdaq Global Select Market on such date.
Under the 2020 Plan and 2021 Plan, the Company has also granted a limited quantity of cash-settled SARs to certain employees and consultants based outside the United States. As of December 31, 2025, 178,471 of these SARs were outstanding with a weighted average exercise price of $4.34 per share. The fair value is remeasured at the end of each reporting period based on the Company’s stock price, with remeasurements reflected as an adjustment to compensation expense in the consolidated statements of operations and comprehensive loss for such period. As of December 31, 2025 and December 31, 2024, the Company had

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
recognized a less than $0.1 million liability for SARs classified within other long-term liabilities on the consolidated balance sheets.
Employee Stock Purchase Plan
In July 2021, the Company’s Board of Directors adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”). The ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions of up to 15% of their regular compensation at a discount of 85% of the fair market value of the Company’s common stock on the first day or last day, whichever is less, of the applicable offering period, subject to any plan limitations. On January 1, 2025, the number of shares of common stock reserved for issuance under the 2021 ESPP was increased by 1,153,622 shares pursuant to an automatic annual increase. As of December 31, 2025, 3,132,960 shares were available for issuance under the 2021 ESPP.
14.Employee benefit plans
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
The Company sponsors a retirement plan for employees of Absci GmbH, the Company’s wholly-owned subsidiary based in Switzerland. The Swiss plan is a government-mandated retirement fund that provides employees with a minimum investment return.
The Company contributed $1.3 million and $1.2 million to both plans in the aggregate for the years ended December 31, 2025 and December 31, 2024, respectively.
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
The following potentially dilutive securities, presented based on amounts outstanding at period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders because including them would be anti-dilutive:

	For the Years Ended December 31,
	2025	2024
Stock options	20,716,511	19,177,571
Restricted stock units	3,789,634	3,711,710
Unvested restricted stock	—	41,177
Employee stock purchase plan	69,411	102,233
Total	24,575,556	23,032,691

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16.Segment reporting
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
The table below is a summary of the significant segment expenses (in thousands) provided to the Company’s CODM on a regular basis:

	Years Ended December 31,
	2025	2024
Drug creation programs and platform (1)	$20,358	$16,515
External preclinical and clinical development (2)	22,403	9,336
Personnel (3)	40,111	38,558
Stock-based compensation	18,352	19,469
General & administrative	15,506	14,947
Depreciation and amortization	11,742	13,389
Other (gain)/loss, net (4)	(5,355)	1,208
Total operating expenses	$123,117	$113,422

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
(3) “Personnel” expense consists of all employee wages, taxes, benefits, severance, other employee related costs.
(4) “Other (gain)/loss, net” consists of non-routine gains and losses. For the year ended December 31, 2025 these include gain on settlement of the Company’s contingent consideration and a net gain on sales of property and equipment. For the year ended December 31, 2024, these include a net loss on sales of property and equipment.
17.Income taxes
Provision for income taxes:
The Company incurred net losses for the years ended December 31, 2025 and 2024.

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The significant components of income tax expense (benefit) are as follows (in thousands):

	Years Ended December 31,
	2025	2024
Current expense / (benefit)
State	$(72)	$2
Foreign	239	133
Total current expense	167	135

Deferred benefit
Federal	(98)	(65)
Total deferred benefit	(98)	(65)

Total expense / (benefit)
Federal	(98)	(65)
State	(72)	2
Foreign	239	133
Total expense	$69	$70

The components of income (loss) before income taxes by tax jurisdiction for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	2025	2024
United States	$(117,796)	$(104,682)
Foreign	2,682	1,646
Loss before income taxes	$(115,114)	$(103,036)

The income tax expense for the years ended December 31, 2025 and 2024 primarily relate to state taxes and taxes in foreign jurisdictions, offset by the change in valuation allowance.
The Company adopted ASU 2023-09 for the year ended December 31, 2025 on a prospective basis. A reconciliation between tax expense at the statutory tax rate applicable to income of the Company and the actual tax expense as reported in the consolidated statements of operations is as follows (in thousands, except for percentages):

	Amount	Percent
Income taxes (benefit) at statutory federal rate	$(24,174)	21.0%
State and local taxes, net of federal income tax effect*	(57)	—
Foreign tax effects	(325)	0.3
Effect of cross-border tax laws
Global intangible low-taxed income	1,462	(1.3)
Tax Credits
R&D Tax Credits	(2,092)	1.8
Changes in valuation allowance	24,299	(21.1)
Nontaxable or nondeductible items	926	(0.8)
Changes in unrecognized tax benefits	523	(0.5)
Other	(493)	0.4
Provision (benefit) for income taxes	$69	(0.1)%

*The state that contributes to the majority (greater than 50%) of the tax effect in this category is Massachusetts.

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table is a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate for the year ended December 31, 2024, in accordance with the guidance prior to the adoption of ASU 2023-09:

2024
Statutory federal income tax rate	21.0%
State taxes, net of federal benefits	0.1%
Rate Adjustment	(2.1)%
Section 162(m) Limitation	(1.5)%
Impairment	—%
Deemed Foreign Inclusion	(0.3)%
Stock Compensation	0.1%
Return-to-provision	(2.7)%
Research and development credit	2.0%
Tax Contingencies, net of reversals	(0.5)%
Tax Cuts and Jobs Act	—%
Change in valuation allowance	(16.1)%
Other	(0.1)%
Effective Income tax rate	(0.1)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income tax purposes.
Significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2025 and 2024 are as follows (in thousands):

	2025	2024
Deferred tax assets:
Net operating losses	$76,333	$49,467
Research and development credits	8,926	7,357
Capitalized research and development expenses	25,052	26,904
Stock-based compensation	4,044	3,274
Lease liability	1,024	1,291
Accrued expenses and other	1,402	853
Gross deferred tax assets	116,781	89,146
Less valuation allowance	(106,171)	(77,976)
Total deferred tax assets	10,610	11,170

Deferred tax liabilities:
Property and equipment	(363)	(927)
Intangibles	(9,595)	(9,475)
Right-of-use lease asset	(675)	(889)
Gross deferred tax liabilities	(10,633)	(11,291)
Deferred tax liabilities, net	$(23)	$(121)

ABSCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025, the Company has federal and state net operating loss carryforwards of approximately $323.5 million and $143.6 million, respectively, to offset against future taxable income. Under the Tax Cuts and Jobs Act of 2017 (“TCJA”), federal net operating losses incurred in 2018 and future years may be carried forward indefinitely, but the deductibility of such federal NOLs is subject to an 80% of taxable income limitation. NOLs generated prior to 2018 are eligible to be carried forward up to 20 years and have no taxable income limitation. The Company has $322.1 million of federal net operating losses that do not expire and $1.4 million that will expire in 2037. State net operating losses can be carried forward for 5 to 20 years depending on the jurisdiction and will begin to expire in years 2039-2045. The company also has Federal research credit carryforwards of approximately $12.0 million that will begin to expire in 2039.
In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Evaluating the need for a valuation allowance for deferred tax assets often requires judgment and analysis of all the positive and negative evidence available, including cumulative losses in recent years and projected future taxable income, to determine whether all or some portion of the deferred tax assets will not be realized. As of December 31, 2025, the Company has recorded a full valuation allowance to offset the net deferred tax assets as the Company believes it is not more likely than not that the net deferred tax assets will be fully realizable. The valuation allowance increased $28.2 million during the year ended December 31, 2025 and $16.7 million during the year ended December 31, 2024.
Under the provisions of the Internal Revenue Code, certain substantial changes in the company's ownership may result in a limitation on the amount of net operating loss carryforwards and research and development credit carryforwards which could be utilized annually to offset future taxable income and taxes payable. We completed a study of our changes in ownership through December 31, 2025 and determined that no material limitations exist on the utilization of the Company’s tax attributes.
The Company maintained undistributed earnings overseas as of December 31, 2025, and the Company believed the funds held by all non-U.S. subsidiaries will be permanently reinvested outside of the U.S. However, if these funds were repatriated to the U.S. or used for U.S. operations, the Company may be subject to withholding taxes in the foreign countries. The Company’s unrepatriated earnings are not subject to federal income tax in the U.S. when distributed.
The following is a reconciliation of the Company’s unrecognized tax benefits (in thousands):

	2025	2024
Balance at January 1	$2,564	$2,116
Additions Based On Tax Positions Related to Current Year	477	507
Additions Based On Prior Tax Positions	46	(59)
Balance at December 31	$3,087	$2,564

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. The Company had unrecognized tax benefits of $3.1 million and $2.6 million as of December 31, 2025 and 2024, respectively.
The Company recognizes penalties and interest related to unrecognized tax benefits as a component of income tax expense. All unrecognized tax benefits would currently not have an impact on the effective rate if recognized. The Company does not anticipate any significant increases or decreases in its uncertain tax positions within the next twelve months.
As of December 31, 2025 the Company’s statutes of limitations are open for all federal and state years filed after the years ended December 31, 2022 and 2021, respectively. Net operating loss and credit carryforwards from all years are subject to examination and adjustments for the three years following the year in which the carryforwards are utilized. The Company is not currently under examination by any taxing authority.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2025 were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
(a) None.
(b) Insider Trading Arrangements
During the quarter ended December 31, 2025, none of the Company’s directors or executive officers adopted, modified or terminated a plan or other arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangements under the Exchange Act.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Part III.

Item 10. Directors, Executive Officers and Corporate Governance
We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or, persons performing similar functions. A current copy of the code is posted on the “Governance” section of our investor relations website, which is located at investors.absci.com. We intend to disclose future amendments to such code, or any waivers of a provision of the code, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, or our directors on our website or in a Current Report on Form 8-K. Information contained on the website is not incorporated by reference into this Annual Report on Form 10-K.
The remaining information required under this item is incorporated herein by reference to our definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 11. Executive Compensation
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14. Principal Accounting Fees and Services
Our independent public accounting firm is Ernst & Young, LLP, San Jose, CA, PCAOB Auditor ID 42.
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
4.4
Registration Rights Agreement by and between the Registrant and Advanced Micro Devices, Inc., dated as of January 7, 2025 (filed as Exhibit 4.4 to the Annual Report on Form 10-K for the year ended December 31, 2025 filed by Absci Corporation on March 18, 2025 and incorporated herein by reference).

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

10.9#
Offer Letter, by and between Absci Corporation and Zachariah Jonasson, dated August 12, 2023 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed by Absci Corporation on November 14, 2023 and incorporated herein by reference).

10.10#
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

10.13
Sales Agreement, dated August 12, 2025, by and between Absci Corporation and TD Securities (USA) LLC (filed as Exhibit 1.2 to the Registration Statement on Form S-3 (File No. 333-289541), filed by Absci Corporation on August 12, 2025 and incorporated herein by reference).

10.14
Letter Agreement, dated October 31, 2025, by and between Absci Corporation and SBGH, LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K, filed by Absci Corporation on November 4, 2025 and incorporated herein by reference).

19.1*	Insider Trading Policy.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Accounting Firm.
24.1*	Power of Attorney (reference is made to the signature page hereto).
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

ABSCI CORPORATION

Date: March 24, 2026	By:	/s/ Sean McClain
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

Date: March 24, 2026	By:	/s/ Sean McClain
Sean McClain
Founder, CEO (Principal Executive Officer) and Director

Date: March 24, 2026	By:	/s/ Zachariah Jonasson
Zachariah Jonasson, Ph.D.
Chief Financial Officer (Principal Financial Officer) and Chief Business Officer

Date: March 24, 2026	By:	/s/ Todd Bedrick
Todd Bedrick
Chief Accounting Officer (Principal Accounting Officer)

Date: March 24, 2026	By:	/s/ Frans van Houten
Frans van Houten, MSc
Chair of the Board

Date: March 24, 2026	By:	/s/ Karen McGinnis
Karen McGinnis, C.P.A.
Director

Date: March 24, 2026	By:	/s/ Menelas Pangalos
Prof Sir Menelas Pangalos, PhD
Director

Date: March 24, 2026	By:	/s/ Daniel Rabinovitsj
Daniel Rabinovitsj
Director

Date: March 24, 2026	By:	/s/ Joseph Sirosh
Joseph Sirosh, PhD
Director

Date: March 24, 2026	By:	/s/ Mary Szela
Mary Szela
Director