Form 10-Q
period 2026-03-31
Absci Corp
filed 2026-05-07
CIK 1672688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes   ☐     No  ☒
The registrant had outstanding 155,905,056 shares of $0.0001 par value common stock as of April 30, 2026.

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
•Biologic drug development is inherently uncertain, and it is possible that our technology may not succeed in discovering appropriate product candidates. Even if we do succeed, it is possible that none of the product candidates created using our Integrated Drug Creation platform will achieve development or regulatory milestones, including marketing approval, or become viable commercial technologies, on a timely basis or at all, which would harm our ability to generate revenue.
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
Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and assumptions that could cause our actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events. Such forward-looking statements speak only as of the date of this report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make or enter into.
You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results, performance or achievements may be materially different from what we expect. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
This Quarterly Report on Form 10-Q includes statistical and other industry and market data, which we obtained from our own internal estimates and research, as well as from industry and general publications and research, surveys, and studies conducted by third parties. Industry publications, studies, and surveys generally state that they have been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe that each of these studies and publications is reliable, we have not independently verified market and industry data from third‑party sources. While we believe our internal company research is reliable and the market definitions are appropriate, neither such research nor these definitions have been verified by any independent source.
Throughout this Quarterly Report on Form 10-Q, the “Company,” “Absci,” “Absci Corporation,” “we,” “us,” and “our,” except where the context requires otherwise, refer to Absci Corporation and its consolidated subsidiaries; “our board of directors” refers to the board of directors of Absci Corporation.

Part I. Financial Information
Item 1. Financial Statements
ABSCI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except for share and per share data)	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$8,627	$20,025
Marketable securities	117,078	124,267
Prepaid expenses and other current assets	6,267	5,281
Total current assets	131,972	149,573
Operating lease right-of-use assets	2,630	2,914
Property and equipment, net	18,778	20,860
Intangibles, net	40,768	41,514
Restricted cash, long-term	1,062	1,053
Other long-term assets	383	383
TOTAL ASSETS	$195,593	$216,297
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$17,310	$19,348
Long-term debt	413	873
Operating lease obligations	1,857	1,805
Deferred revenue	450	739
Total current liabilities	20,030	22,765
Operating lease obligations, net of current portion	2,145	2,624
Deferred revenue, long-term	641	436
Other long-term liabilities	806	1,023
TOTAL LIABILITIES	23,622	26,848
STOCKHOLDERS' EQUITY
Preferred stock	—	—
Common stock	15	15
Additional paid-in capital	826,035	813,627
Accumulated deficit	(654,383)	(624,784)
Accumulated other comprehensive income	304	591
TOTAL STOCKHOLDERS' EQUITY	171,971	189,449
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$195,593	$216,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended March 31,
(In thousands, except for share and per share data)	2026	2025

Partner program revenue	$215	$1,179
Operating expenses
Research and development	19,275	16,364
Selling, general and administrative	9,058	9,472
Depreciation and amortization	2,728	3,072
Total operating expenses	31,061	28,908
Operating loss	(30,846)	(27,729)
Other income (expense)
Interest expense	(18)	(79)
Other income, net	1,283	1,458
Total other income, net	1,265	1,379
Loss before income taxes	(29,581)	(26,350)
Income tax expense (benefit)	(18)	4
Net loss	$(29,599)	$(26,346)

Net loss per share: Basic and diluted	$(0.19)	$(0.21)

Weighted-average common shares outstanding: Basic and diluted	152,961,894	124,461,439

Comprehensive loss:
Net loss	$(29,599)	$(26,346)
Foreign currency translation adjustments	(65)	77
Unrealized loss on marketable securities	(222)	(54)
Comprehensive loss	$(29,886)	$(26,323)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except for share data)	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balances - December 31, 2025	151,515,079	$15	$813,627	$(624,784)	$591	$189,449
Issuance of common shares	2,871,218	—	7,957	—	—	7,957
Issuance of shares under stock plans, net of shares withheld for tax payments	963,838	—	59	—	—	59
Stock-based compensation	—	—	4,392	—	—	4,392
Foreign currency translation adjustments	—	—	—	—	(65)	(65)
Unrealized loss on marketable securities	—	—	—	—	(222)	(222)
Net loss	—	—	—	(29,599)	—	(29,599)
Balances - March 31, 2026	155,350,135	$15	$826,035	$(654,383)	$304	$171,971
46387

(In thousands, except for share data)	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balances - December 31, 2024	115,362,265	$12	$688,726	$(509,601)	$(4)	$179,133
Issuance of common shares, net of issuance costs	10,983,477	1	39,158	—	—	39,159
Issuance of shares under stock plans, net of shares withheld for tax payments	1,195,012	—	1,914	—	—	1,914
Stock-based compensation	—	—	4,913	—	—	4,913
Foreign currency translation adjustments	—	—	—	—	77	77
Unrealized loss on marketable securities	—	—	—	—	(54)	(54)
Net loss	—	—	—	(26,346)	—	(26,346)
Balances - March 31, 2025	127,540,754	$13	$734,711	$(535,947)	$19	$198,796
46387
The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
(In thousands)	2026	2025
Cash Flows From Operating Activities
Net loss	$(29,599)	$(26,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,728	3,072
Stock-based compensation	4,380	4,913
Accretion of discount on marketable securities	(421)	(699)
Other	(267)	7
Accounts receivable, net	—	(1,384)
Prepaid expenses and other current assets	(862)	924
Operating lease right-of-use assets and liabilities	(143)	(126)
Other long-term assets	—	1
Accounts payable and accrued expenses	(2,040)	(2,181)
Deferred revenue	(83)	(20)
Net cash used in operating activities	(26,307)	(21,839)
Cash Flows From Investing Activities
Purchases of property and equipment	(30)	(25)
Investment in marketable securities	(18,612)	(40,132)
Proceeds from maturities of marketable securities	26,000	25,000
Proceeds from sales of property and equipment	4	113
Net cash provided by (used in) investing activities	7,362	(15,044)
Cash Flows From Financing Activities
Principal payments on long-term debt	(460)	(762)
Principal payments on finance lease obligations	—	(47)
Proceeds from issuance of common stock, net	7,957	41,689
Proceeds from issuance of common stock through employee equity plans, net	59	1,914
Net cash provided by financing activities	7,556	42,794
Net increase (decrease) in cash, cash equivalents, and restricted cash	(11,389)	5,911
Cash, cash equivalents and restricted cash - Beginning of period	21,078	58,214
Cash, cash equivalents, and restricted cash - End of period	$9,689	$64,125

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
Unaudited interim financial information
The Company prepared its interim condensed consolidated financial statements that accompany these notes in conformity with accounting principles generally accepted in the United States, consistent in all material respects with those applied in its Annual Report on Form 10-K for the year ended December 31, 2025.
The Company has made estimates and judgments affecting the amounts reported in its condensed consolidated financial statements and the accompanying notes. The actual results that the Company experiences may differ materially from its estimates. The interim financial information is unaudited and reflects all normal adjustments that are, in the Company’s opinion, necessary to provide a fair statement of results for the interim periods presented. This report should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
There have been no material changes in the accounting policies from those disclosed in the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 24, 2026.
3.Revenue recognition
Contract balances
Contract assets are generated when contractual billing schedules differ from revenue recognition timing and the Company records a contract asset when it has an unconditional right to consideration. As of March 31, 2026 contract assets were $0.1 million. Contract liabilities are recorded as deferred revenue when cash payments are received or due in advance of the satisfaction of performance obligations. As of March 31, 2026 and December 31, 2025, contract liabilities were $1.0 million and $1.2 million, respectively. During the three months ended March 31, 2026, the Company recognized $0.2 million as revenue that had been included in deferred revenue at the beginning of the period. During the three months ended March 31, 2025, the Company recognized $0.4 million, as revenue that had been included in deferred revenue at the beginning of the period. The Company expects the remaining contract liabilities to be recognized as revenue between one to two years.
Concentration of risk
During the three months ended March 31, 2026, two partners represented 100% of total partner program revenue. During the three months ended March 31, 2025, two partners represented approximately 95% of total partner program revenue. For the three months ended March 31, 2026 and 2025, substantially all partner program revenue was attributable to foreign partners.

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The amortized cost and fair value of investments are as follows (in thousands):

	March 31, 2026
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Assets
Money market funds	$5,682	$—	$—	$5,682
U.S. treasuries	117,093	51	(66)	117,078
Total	$122,775	$51	$(66)	$122,760
Classified as:
Cash equivalents				$5,682
Marketable securities				117,078
Total				$122,760

	December 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Assets
Money market funds	$14,410	$—	$—	$14,410
U.S. treasuries	124,059	208	—	124,267
Total	$138,469	$208	$—	$138,677
Classified as:
Cash equivalents				$14,410
Marketable securities				124,267
Total				$138,677

As of March 31, 2026, the Company held $4.8 million of marketable securities with a remaining maturity of greater than one year. There were no realized gains or losses on securities for the three months ended March 31, 2026 and 2025.
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
The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Debt Securities:
Money market funds	$5,682	$—	$—	$5,682
U.S. treasuries	4,828	112,250	—	117,078
Total assets	$10,510	$112,250	$—	$122,760

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Debt Securities:
Money market funds	$14,410	$—	$—	$14,410
U.S. treasuries	6,873	117,394	—	124,267
Total assets	$21,283	$117,394	$—	$138,677

6.Accounts payable and accrued expenses
Total accounts payable and accrued expenses reported on the condensed consolidated balance sheets as follows (in thousands):

	March 31,	December 31,
	2026	2025
Accounts payable	$8,825	2,756
Accrued compensation	2,217	6,615
Accrued preclinical and clinical development expenses	2,549	6,350
Accrued other	3,719	3,627
Total accounts payable and accrued expenses	$17,310	$19,348

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7.Common stock
At-the-market offering
In August 2025, the Company entered into a Sales Agreement with TD Securities (USA) LLC, as Sales Agent (the “Sales Agreement”), with respect to an “at the market offering” program under which the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $100.0 million through the Sales Agent. The Company has agreed to pay the Sales Agent a commission of up to 3.0% of the gross proceeds of any shares sold under the Sales Agreement. Upon execution, the Sales Agreement terminated and superseded the prior sales agreement entered into in June 2023 in its entirety. During the three months ended March 31, 2026, the Company issued and sold 2,871,218 shares and received $8.0 million in net proceeds from the sale of securities pursuant to the Sales Agreement.
Private investment in public equity
In January 2025, the Company entered into a strategic collaboration with Advanced Micro Devices, Inc. (AMD) and sold an aggregate of 5,714,285 shares of the Company’s common stock to AMD for net proceeds of $20.0 million through a private investment in public equity (PIPE). This strategic collaboration with AMD has a goal to optimize the performance of AMD InstinctTM accelerators and ROCmTM software to support the Company’s AI drug creation, including its de novo antibody design models. The issuance of stock to AMD was at a premium of approximately $2.5 million over the market price on the issuance date. The premium was recorded to accrued expenses and other long-term liabilities on the condensed consolidated balance sheet and will be recognized as a credit to research and development expense over the collaboration term. The amortization of the premium was $0.2 million for the three months ended March 31, 2026.

8.Stock-based compensation
The Company grants stock options, restricted stock units, and stock appreciation rights (“SARs”) under the 2021 Stock Option and Incentive Plan (“2021 Plan”) and the 2023 Inducement Plan (the “2023 Inducement Plan”). On January 1, 2026, the number of shares of common stock reserved for future issuance under the 2021 Plan was increased by 7,575,754 shares pursuant to an automatic annual increase. As of March 31, 2026, 7,681,193 shares were available for issuance under the 2021 Plan. As of March 31, 2026, 1,074,200 shares were available for issuance under the 2023 Inducement Plan.
Total stock-based compensation expense related to the Company’s stock-based awards was recorded in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Research and development	$2,014	$2,023
Selling, general and administrative	2,366	2,920
Total stock-based compensation expense	$4,380	$4,943

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Stock Options
Stock options generally vest 25% after one year from the date of the grant with the remainder vesting monthly over the following three-year period or ratably over three years in three equal installments. The Company recognizes forfeitures as they occur and uses the straight-line expense recognition method. Activity for stock options is shown below:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands $)
Outstanding at December 31, 2025	20,716,511	$3.27	7.5
Granted	5,751,500	2.78
Exercised	(606,392)	1.42		782
Canceled/Forfeited	(413,348)	3.13
Expired	(47,227)	8.80
Outstanding at March 31, 2026	25,401,044	3.19	7.9	8,949
Exercisable at March 31, 2026	12,047,592	$3.47	6.6	$5,715

As of March 31, 2026, total unrecognized stock-based compensation related to stock options was $27.0 million, which the Company expects to recognize over a remaining weighted average period of 2.3 years.
Restricted stock units
Restricted stock units subject to time-based vesting generally vest over a term of 1-4 years. The Company recognizes forfeitures as they occur and uses the straight-line expense recognition method. Activity for restricted stock units is shown below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	3,789,634	$3.32
Granted	2,067,900	2.81
Vested	(597,840)	3.65
Forfeitures	(245,144)	3.07
Unvested as of March 31, 2026	5,014,550	$3.08

As of March 31, 2026, there was $8.9 million of unrecognized compensation expense related to the outstanding restricted stock units expected to be recognized over a remaining weighted-average period of 2.4 years.
Restricted stock unit award with market conditions
In March 2024, the Company granted 1,500,000 performance restricted stock units to its Founder and Chief Executive Officer that contained market conditions (the “2024 Market Award”). Subject to the holder’s continued service, the 2024 Market Award provided for vesting in tranches once the Company’s closing stock price meets or exceeds certain thresholds established by the Company’s Compensation Committee of the Board of Directors. The original grant-date fair value of the 2024 Market Award of $5.5 million was determined using a Monte Carlo simulation model using an expected volatility of 97% and risk-free rate of 4.5%. The stock-based compensation expense was recognized over the derived service period for each tranche over periods up to 1.3 years. As of March 31, 2026, none of the stock price thresholds for the 2024 Market Award had been met resulting in no shares vesting. Any unvested tranches of the 2024 Market Award will expire in March 2027 if the vesting conditions are not met.

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
The following potentially dilutive securities, presented based on amounts outstanding at period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders because including them would be anti-dilutive:

	For the Three Months Ended March 31,
	2026	2025
Stock options	25,401,044	21,758,054
Restricted stock units	5,014,550	4,384,844
Total	30,415,594	26,142,898

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
The table below is a summary of the significant segment expenses (in thousands) provided to the Company’s CODM on a regular basis:

	Three Months Ended March 31,
	2026	2025
Drug creation programs and platform (1)	$6,083	$3,992
External preclinical and clinical development (2)	4,287	2,684
Personnel (3)	9,246	9,865
Stock-based compensation	4,380	4,943
General & administrative	4,334	4,338
Depreciation and amortization	2,728	3,072
Other (gain)/loss, net (4)	3	14
Total operating expenses	$31,061	$28,908

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

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(4) “Other (gain)/loss, net” consists of non-routine gains and losses.

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
We have advanced our first two programs from AI design to IND (or foreign equivalent) in around 2 years with a total investment of approximately $15 million per program, compared to an industry average of 4–6 years at a cost of greater than $50 million. This combination of underexplored target selection and capital-efficient execution is central to our strategy.
Our lead product candidate, ABS-201, is an anti-prolactin receptor (PRLR) antibody engineered with an extended half-life to support a patient-friendly dosing interval. We believe PRLR is an underexplored target with the potential to provide durable, disease-modifying effects. If successfully developed, ABS-201 could establish a new treatment category in indications where current options remain inadequate. ABS-201 is being developed for two indications, androgenetic alopecia (AGA) or pattern hair loss (PHL) and endometriosis, each with large affected populations and significant unmet need.
Pipeline Programs
Our pipeline is composed of programs which leverage our differentiated capabilities in de novo design, multi-parametric lead optimization, and reverse immunology. These programs have been designed to address areas with significant unmet medical needs with potential ‘first-in-class’, ‘best-in-class’, or ‘disease modifying’ profiles.
ABS-201 for the Treatment of AGA
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
As of May 7, 2026, we have dosed all four planned healthy volunteer single ascending dose (SAD) cohorts with a favorable safety profile to date, and we have initiated dosing of the first multiple ascending dose (MAD) cohort of AGA participants. We currently expect to initiate two additional MAD cohorts in the second quarter of 2026, each planned to enroll approximately 49 healthy volunteers with AGA. Interim proof-of-

concept data, including data on exploratory efficacy endpoints, are expected in the second half of 2026 and full proof-of-concept data in early 2027.

ABS-201 for the Treatment of Endometriosis
Published literature suggests that PRL and PRLR may play a role in the development of endometrial lesions and associated pain in patients with endometriosis. As such, inhibition of PRLR signaling may influence pathways associated with lesion development and pain perception. As a result, ABS-201 may have the potential to affect both lesion growth and pain-related pathways. We intend to evaluate, and if possible, rely on the data generated from the HEADLINE trial, together with other available information, as part of our assessment of potential next steps for the ABS-201 program. We believe that this study will provide supporting first-in-human safety, tolerability, and PK data to support a Phase 2 clinical trial evaluating ABS-201 in patients with endometriosis. Based on these and other considerations, we anticipate initiating a Phase 2 clinical trial evaluating ABS-201 in endometriosis in the fourth quarter of 2026, subject to review of available data, regulatory considerations and other factors, with potential proof-of-concept data in the second half of 2027.

ABS-202
ABS-202 is a second novel anti-PRLR antibody program, designed using our generative AI platform, currently in preclinical development as a potential treatment for an undisclosed immunology and inflammation indication.
Preclinical Stage Programs
We are advancing early-stage oncology and immunology and inflammation programs. We continue to use our platform to develop additional early-stage programs addressing challenging targets in various indications with areas of significant unmet medical need. We plan to provide more information about these additional programs selectively and to seek partnerships or out-licenses for select programs as they advance.
Financial results
Revenue was $0.2 million for the three months ended March 31, 2026 compared to $1.2 million for the three months ended March 31, 2025. The decrease in revenue is due to the number of ongoing partnered programs and respective timing of project-based milestones achieved. We incurred a net loss of $29.6 million for the three months ended March 31, 2026 compared to a net loss of $26.3 million for the three months ended March 31, 2025. Research and development expenses increased by $2.9 million, or 18%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
As of March 31, 2026, we had an accumulated deficit of $654.4 million and cash equivalents and marketable securities totaling $125.7 million.
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
We expect that our revenue will fluctuate from period to period due to the timing of executing additional partnerships, the contractual structure of existing and future partnerships, the measurement of progress towards completion of each program, the uncertainty of achieving technical milestones, and dependence on our partners’ program-related decisions.
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
Results of Operations
The results of operations presented below should be reviewed in conjunction with our condensed consolidated financial statements and notes included elsewhere in this Quarterly Report. The following tables set forth our results of operations for the periods presented (In thousands):

	For the Three Months Ended March 31,
	2026	2025
Partner program revenue	$215	$1,179
Operating expenses
Research and development	19,275	16,364
Selling, general and administrative	9,058	9,472
Depreciation and amortization	2,728	3,072
Total operating expenses	31,061	28,908
Operating loss	(30,846)	(27,729)
Other income (expense)
Interest expense	(18)	(79)
Other income, net	1,283	1,458
Total other income, net	1,265	1,379
Loss before income taxes	(29,581)	(26,350)
Income tax expense (benefit)	(18)	4
Net loss	$(29,599)	$(26,346)

Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue
Partner program revenue decreased by $1.0 million, or 82%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, driven by a combination of the timing of achieving project-based milestones and the mix of ongoing program activity under our drug creation agreements. During the three months ended March 31, 2026, two partners represented 100% of total partner program revenue. During the three months ended March 31, 2025, two partners represented approximately 95% of total partner program revenue.

Operating expenses
The following tables summarize our operating expenses for the three months ended March 31, 2026 and 2025 (In thousands, except for percentages):

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
Operating expenses
Research and development	$19,275	$16,364	$2,911	18%
Selling, general and administrative	9,058	9,472	(414)	(4)%
Depreciation and amortization	2,728	3,072	(344)	(11)%
Total operating expenses	$31,061	$28,908	$2,153	7%

Research and development
Research and development expenses increased by $2.9 million, or 18%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily attributable to an increase of $1.6 million in direct costs associated with external preclinical and clinical development of ABS-201, an increase of $2.1 million of other drug creation and platform costs, and a $0.2 million increase in other lab costs. This increase was offset by a decrease of $0.9 million of personnel costs and stock-based compensation.
Selling, general and administrative expenses
Selling, general, and administrative expenses decreased by $0.4 million, or 4%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily attributable to a decrease of $0.3 million in personnel and stock-based compensation costs.
Depreciation and amortization
Depreciation and amortization expense decreased by $0.3 million, or 11%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to disposals of lab equipment.

Other income (expense)
Other income, net
Other income, net, was $1.3 million for the three months ended March 31, 2026, compared to $1.5 million for the three months ended March 31, 2025, representing a decrease of $0.2 million, or 12%, primarily attributable to realized and unrealized gains and losses on foreign currency transactions and a decrease in investment income from cash, cash equivalents and marketable securities.
Liquidity and Capital Resources
Overview
As of March 31, 2026, we had $125.7 million of cash, cash equivalents and marketable securities.
We have incurred net operating losses since inception. As of March 31, 2026, our accumulated deficit was $654.4 million. To date, we have funded operations through issuances and sales of equity securities and debt, in addition to revenue generated from our drug creation agreements. We believe that our cash, cash equivalents and marketable securities will be sufficient to meet our operating expenses, working capital and capital expenditure needs over at least the next 12 months following the date of this filing.
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
At-the-market offering
In August 2025, we entered into a Sales Agreement with TD Securities (USA) LLC, as Sales Agent (the “Sales Agreement”), with respect to an “at the market offering” program under which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $100.0 million through the Sales Agent. We have agreed to pay the Sales Agent a commission of up to 3.0% of the gross proceeds of any shares sold under the Sales Agreement. Upon execution, the Sales Agreement terminated and superseded the prior sales agreement entered into in June 2023 in its entirety. During the three months ended March 31, 2026, we issued 2,871,218 shares and received $8.0 million in net proceeds from the sale of securities pursuant to the Sales Agreement.
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
Cash Flows
The following summarizes our cash flows (In thousands):

	For the Three Months Ended March 31,
	2026	2025
Net cash provided by (used in)
Operating activities	(26,307)	(21,839)
Investing activities	7,362	(15,044)
Financing activities	7,556	42,794
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(11,389)	$5,911

Cash flows from operating activities
In the three months ended March 31, 2026, net cash used in operating activities was $26.3 million and consisted primarily of a net loss of $29.6 million adjusted for non-cash items, including depreciation and amortization expense of $2.7 million, stock-based compensation expense of $4.4 million, and a net increase in operating assets and liabilities in the amount of $3.1 million.
In the three months ended March 31, 2025, net cash used in operating activities was $21.8 million and consisted primarily of a net loss of $26.3 million adjusted for non-cash items, including depreciation and amortization expense of $3.1 million, stock-based compensation expense of $4.9 million, and a net increase in operating assets and liabilities in the amount of $2.8 million.
Cash flows from investing activities
In the three months ended March 31, 2026, net cash provided by (used in) investing activities was $7.4 million primarily from purchases of marketable securities of $18.6 million, partially offset by cash provided by maturities of marketable securities of $26.0 million.
In the three months ended March 31, 2025, net cash provided by (used in) investing activities was $15.0 million primarily from purchases of marketable securities of $40.1 million, partially offset by maturities of marketable securities of $25.0 million.
Cash flows from financing activities
In the three months ended March 31, 2026, net cash provided by financing activities was $7.6 million. The net cash provided resulted primarily from aggregate proceeds of $8.0 million from the issuance of common stock pursuant to the Sales Agreement, and proceeds of $0.1 million from the issuance of common stock through employee equity plans.
In the three months ended March 31, 2025, net cash provided by financing activities was $42.8 million. The net cash provided resulted primarily from aggregate proceeds of $41.7 million from the issuance of common stock pursuant to the PIPE with AMD and pursuant to the Prior Sales Agreement, and proceeds of $1.9 million from the issuance of common stock through employee equity plans, partially offset by principal payments of $0.8 million made for financed equipment.
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
This report should be read in conjunction with the consolidated financial statements in our 2025 Annual Report on Form 10-K where we include additional information on our business, risk factors, critical accounting estimates, policies, and the methods and assumptions used in our estimates, among other important information.
There were no material changes in our critical accounting policies and estimates during the three months ended March 31, 2026.
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
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 24, 2026. The risks described in our Annual Report and this Quarterly Report on Form 10-Q are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on the Company. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.
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
In addition to the development of our internally developed programs, we began entering into drug creation collaborations for drug creation programs and co-development partnerships with third parties in 2018. We are still early in the adoption phase of our drug creation collaboration business model, and, as of May 7, 2026, no partner has entered into a license for clinical or commercial use of any intellectual property rights related to a product candidate or cell lines.
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
We have incurred significant losses since our inception. For the three months ended March 31, 2026 and 2025, we incurred net losses of $29.6 million and $26.3 million, respectively. As of March 31, 2026, we had an accumulated deficit of $654.4 million. We expect that our operating expenses will continue to increase as we grow our business and advance our internally developed programs.
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
As of March 31, 2026, we had $125.7 million in cash, cash equivalents and marketable securities. We expect our current cash, cash equivalents and marketable securities and anticipated cash flows from operations will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months. If our available resources and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of higher expenses than we anticipate related to internally developed programs or our investments in our Integrated Drug Creation platform or any other technology, lower demand from existing and potential partners for our Integrated Drug Creation platform, or the realization of other risks described in this "Risk Factors” section, we will be required to raise additional capital through issuances of equity or convertible debt securities, entrance into a credit facility or another form of third party funding, or seek other sources of financing. Such additional financing may not be available on terms acceptable to us or at all.
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
For the three months ended March 31, 2026, all of our revenue was generated by performing drug creation activities for our partnered programs. To date, such fees have generally been payable upon both the inception of, and the demonstration of technical achievement of program milestones, under drug creation agreements with our partners. Our business model depends, in part, on the successful completion of the drug creation phase under these arrangements and on our subsequent entry into long-term license arrangements with our partners that entitle us to development, regulatory and commercial milestones and/or royalties with respect to product candidates generated through our Integrated Drug Creation platform, as well as product candidates discovered and/or manufactured in cell lines developed by us. We are still in the very early stages of implementing our drug creation model and, to date, no partner has entered into a license for clinical or commercial use of any intellectual property rights related to product candidates discovered thereunder or cell lines developed by us. If we are unable to maintain these partnerships (including if such partnerships are terminated prior to or upon completion of the drug creation phase) or we are otherwise unable to enter into commercial license agreements for our partnered programs, we will not receive any downstream payments, which may have a material and adverse effect on our business prospects. Additionally, any such license agreements that we may enter into may not be on terms that are favorable to us and may not result in meaningful revenues to us, or at all, or such license agreements may be terminated.

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
Risks Related to Biologic Drug Development
Biologic drug development is inherently uncertain, and it is possible that our technology may not succeed in discovering appropriate product candidates. Even if we do succeed, it is possible that none of the product candidates created using our Integrated Drug Creation platform will achieve development or regulatory milestones, including marketing approval, or become viable commercial technologies, on a timely basis or at all, which would harm our ability to generate revenue.
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

In addition, our discovery efforts rely in part on proprietary technologies, computational approaches and AI-enabled platforms to identify and design potential product candidates. While we believe these technologies may help accelerate aspects of the drug discovery process, the application of AI and computational methods to drug discovery is still evolving and has not yet consistently resulted in the successful development and regulatory approval of new therapeutic products. Product candidates identified or optimized using these technologies may not demonstrate the expected safety, tolerability, pharmacokinetic properties or therapeutic activity in preclinical studies or clinical trials. Even if our platform generates promising product candidates, we may not be able to successfully advance those candidates through clinical development, obtain regulatory approval or achieve commercial success. As a result, our platform technologies may not result in the discovery or development of commercially viable product candidates, which could materially adversely affect our business, financial condition, results of operations and prospects.
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
Conducting clinical trials in Australia may expose us to operational and logistical challenges that could delay our development programs.
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
For more information about third-party coverage and reimbursement for pharmaceutical products, see the section of our Annual Report on Form 10-K for the year ended December 31, 2025 titled, “Business—Government Regulation—Biopharmaceutical Coverage and Reimbursement.”
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
For additional information, see the section of our Annual Report on Form 10-K for the year ended December 31, 2025 titled, “Business—Government Regulation—Healthcare Laws and Regulations.”

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
The growing legislative and enforcement interest in the United States with respect to drug pricing practices has resulted in several U.S. Congressional inquiries and federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs, and review the relationship between pricing and manufacturer patient programs. These initiatives, and other future reforms, may increase pricing and reimbursement pressure on manufacturers, expand discount and rebate obligations, constrain permissible pricing practices, increase reporting and compliance burdens, and otherwise adversely affect the commercial viability of biopharmaceutical products. We cannot predict the likelihood, nature, timing, or extent of future healthcare reform initiatives, executive actions, or other policy changes; however, ongoing reforms and cost-containment measures could materially and adversely affect our business, financial condition, results of operations, and prospects. For additional information, see the section of our Annual Report on Form 10-K for the year ended December 31, 2025 titled, “Business—Government Regulation—Healthcare Reform.”
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
Our success depends on, among other things, the market’s confidence that our Integrated Drug Creation platform is capable of substantially shortening the amount of time necessary to perform certain activities as compared to the use of legacy and other alternative technologies, and will enable more efficient or improved preclinical and clinical development and/or biomanufacturing. There is no assurance that we will be able to fully accomplish this in the future, or at all. To date, we have only advanced two product candidates, ABS-101 and ABS-201, from our Integrated Drug Creation platform into clinical testing, and any inability to advance additional product candidates into clinical development may reduce our existing and prospective partners' confidence in our platform. We also believe that pharmaceutical and biotechnology companies are likely to be particularly sensitive to defects in, or suboptimal performance of, our Integrated Drug Creation platform, including if it fails to deliver meaningful reduction of certain research timelines accompanied by results at least as good as the results generated using legacy or other alternative technologies. There can be no guarantee that our Integrated Drug Creation platform will meet the expectations of pharmaceutical and biotechnology companies.
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
Our current and future use of evolving technologies, such as AI, may present risks and challenges that can impact our business, including by posing cybersecurity and other risks to our confidential and/or proprietary information, including personal information, and as a result we may be exposed to operational challenges, reputational harm and potential liability.
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

If we enable or use AI solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability. A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of AI, and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of AI and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the EU’s Artificial Intelligence Act (“AI Act”) entered into force on August 1, 2024, with significant provisions expected to become effective in August 2026. As currently enacted, the AI Act, which may be amended as part of the EU’s Digital Omnibus, imposes significant obligations on providers and deployers of artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on legal and risk determinations that rely on novel legal provisions that have not yet been interpreted by courts or regulators, and non-compliance can lead to significant fines. In the U.S., the AI regulatory environment is complex and uncertain. Dozens of states have advanced, and in some cases passed, laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, the Trump administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025 executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The FDA, for example, issued draft guidance on the use of AI in regulatory decision-making for drug and biological products that centers on the context of use while establishing a credibility assessment framework for establishing and evaluating AI model outputs intended to support regulatory decision-making. If we develop or use AI systems governed by these laws or regulations, including as informed by regulatory guidance, we will need to meet higher standards of data quality, transparency, monitoring and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.
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
As of March 31, 2026 the aggregate number of shares of our common stock that may be issued pursuant to our 2021 Plan, 2021 ESPP, and 2023 Inducement Plan are 7,681,193 shares, 4,511,265 shares, and 1,074,200 shares, respectively. The number of shares of common stock that may be issued pursuant to the 2021 Plan does not include outstanding equity awards. The number of shares of common stock reserved for issuance under the 2021 Plan and 2021 ESPP are automatically increased on each January 1 by 5% and 1%, respectively, of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future issuance each year, our stockholders will experience additional dilution, which could cause our share price to fall.
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
As of April 30, 2026, our executive officers, directors, and 5% stockholders beneficially owned over 41% of our common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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
Our results of operations could be adversely affected by general conditions in the global economy and financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our technologies and our ability to raise additional capital when needed on favorable terms, if at all. Recently, the rate of inflation has increased throughout the U.S. economy. Inflation may adversely affect us by increasing the costs associated with performing research and development on internal research initiatives and partnered programs. We may experience significant increases in the prices of labor, consumables, and other costs of doing business. In an inflationary environment, such cost increases may outpace our expectations, causing us to use cash faster than forecasted. A weak or declining economy may also strain our partners, possibly resulting in supply disruption, or cause delays in their payments to us. In addition, the U.S. has recently imposed blanket tariffs of at least 10% on virtually all imports to the U.S. and significantly higher tariffs applicable to imports from many countries, which have resulted in other countries imposing additional tariffs on imports from the U.S. In addition, the current U.S. presidential administration has published special tariffs on certain imported pharmaceutical products, which the administration has scheduled to take effect in mid-2026 and could lead to corresponding punitive actions by the countries with which the U.S. trades. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include the estimated variable consideration included in the transaction price in our contracts with partners, contingent consideration, goodwill impairment, and long-lived asset impairment evaluations. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities

Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c) Insider Trading Arrangements
During the quarter ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a plan or other arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangements under the Exchange Act.

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

10.1#*	Amended and Restated Non-Employee Director Compensation Policy, effective January 1, 2026.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

ABSCI CORPORATION

Date: May 7, 2026	By:	/s/ Zachariah Jonasson
Zachariah Jonasson, Ph.D.
Chief Financial Officer (Principal Financial Officer) and Chief Business Officer

Date: May 7, 2026	By:	/s/ Todd Bedrick
Todd Bedrick
Chief Accounting Officer (Principal Accounting Officer)