Form 10-Q
period 2026-06-30
Absci Corp
filed 2026-08-11
CIK 1672688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes   ☐     No  ☒
The registrant had outstanding 171,614,010 shares of $0.0001 par value common stock as of July 31, 2026.

RISK FACTOR SUMMARY

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below in Part II Item 1A. - “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the U.S. Securities and Exchange Commission, or the SEC, before making investment decisions regarding our common stock.

•Our plans and expectations regarding the initiation, timing, progress, results, and costs of our internally developed programs and partnered programs, including current and future preclinical studies and clinical trials, and the period during which the results of such studies and trials will become available, are subject to a high degree of uncertainty.
•Our short operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
•We have incurred significant losses since inception, we expect to incur losses in the future and we may not be able to generate sufficient revenue to achieve and maintain profitability.
•We will need to raise additional capital to fund our operations, preclinical and clinical development of our internally developed programs, and to expand the capabilities of our Integrated Drug Creation platform. If we are unable to raise additional capital on terms acceptable to us or at all, we may not be able to continue to develop our internally developed programs and/or compete successfully with our Integrated Drug Creation platform, which would harm our business, operations, and financial condition.
•Biologic drug development is inherently uncertain, and it is possible that our technology may not succeed in discovering appropriate product candidates. Even if we do succeed, it is possible that none of the product candidates created using our Integrated Drug Creation platform will achieve development or regulatory milestones, including marketing approval, or become viable commercial products, on a timely basis or at all, which would harm our ability to generate revenue.
•Positive results from early preclinical studies or preliminary clinical data may not necessarily predict later-stage results, and interim clinical data may change as additional data become available. If we cannot replicate the positive results from our earlier preclinical studies of our product candidates in our later preclinical studies, clinical trials and future clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our product candidates.
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
•Disruptions to the operations of the FDA, the SEC or other government agencies, including due to funding shortages, leadership changes, government shutdowns, policy changes or staffing reductions, could delay regulatory reviews, approvals or other governmental actions on which our business depends, which could adversely affect our business.

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
•our strategy, among others, to advance internally developed programs through preclinical studies and clinical trials;
•the timing and likelihood of, and our ability to obtain and maintain, regulatory approvals required in any jurisdiction where we operate or plan to operate, including approvals necessary to: (a) conduct and complete clinical trials; (b) obtain marketing authorization or commercial approval; and (c) comply with regulatory requirements during commercialization.
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
•our ability to provide our partners with a full drug discovery solution and the use of AI across our Integrated Drug Creation platform;
•our ability to obtain, maintain and enforce intellectual property protection for our platform, products and other technologies, the duration of such protection and our ability to operate our business without infringing on the intellectual property rights of others;
•our ability to attract, hire and retain key personnel and to manage our growth effectively;
•our expectations regarding our cash runway and the use of our cash, cash equivalents and marketable securities;
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

Part I. Financial Information
Item 1. Financial Statements
ABSCI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except for share and per share data)	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$107,865	$20,025
Marketable securities	93,277	124,267
Prepaid expenses and other current assets	7,124	5,281
Total current assets	208,266	149,573
Operating lease right-of-use assets	2,442	2,914
Property and equipment, net	16,721	20,860
Intangibles, net	40,051	41,514
Restricted cash, long-term	1,054	1,053
Other long-term assets	383	383
TOTAL ASSETS	$268,917	$216,297
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$16,257	$19,348
Long-term debt	150	873
Operating lease obligations	2,037	1,805
Deferred revenue	1,154	739
Total current liabilities	19,598	22,765
Operating lease obligations, net of current portion	1,642	2,624
Deferred revenue, long-term	240	436
Other long-term liabilities	1,306	1,023
TOTAL LIABILITIES	22,786	26,848
STOCKHOLDERS' EQUITY
Preferred stock	—	—
Common stock	17	15
Additional paid-in capital	933,557	813,627
Accumulated deficit	(687,593)	(624,784)
Accumulated other comprehensive income	150	591
TOTAL STOCKHOLDERS' EQUITY	246,131	189,449
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$268,917	$216,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except for share and per share data)	2026	2025	2026	2025

Partner program revenue	$318	$593	$533	$1,772
Operating expenses
Research and development	22,616	20,458	41,891	36,822
Selling, general and administrative	9,164	8,528	18,222	18,000
Depreciation and amortization	2,696	3,000	5,424	6,072
Total operating expenses	34,476	31,986	65,537	60,894
Operating loss	(34,158)	(31,393)	(65,004)	(59,122)
Other income (expense)
Interest expense	(2)	(56)	(20)	(135)
Other income, net	990	1,011	2,273	2,469
Total other income, net	988	955	2,253	2,334
Loss before income taxes	(33,170)	(30,438)	(62,751)	(56,788)
Income tax expense	(40)	(131)	(58)	(127)
Net loss	$(33,210)	$(30,569)	$(62,809)	$(56,915)

Net loss per share: Basic and diluted	$(0.21)	$(0.24)	$(0.40)	$(0.45)

Weighted-average common shares outstanding: Basic and diluted	157,471,712	127,592,948	155,217,585	126,035,844

Comprehensive loss:
Net loss	$(33,210)	$(30,569)	$(62,809)	$(56,915)
Foreign currency translation adjustments	(52)	324	(117)	401
Unrealized loss on marketable securities	(102)	(32)	(324)	(86)
Comprehensive loss	$(33,364)	$(30,277)	$(63,250)	$(56,600)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except for share data)	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balances - December 31, 2025	151,515,079	$15	$813,627	$(624,784)	$591	$189,449
Issuance of common shares	2,871,218	—	7,957	—	—	7,957
Issuance of shares under stock plans, net of shares withheld for tax payments	963,838	—	59	—	—	59
Stock-based compensation	—	—	4,392	—	—	4,392
Foreign currency translation adjustments	—	—	—	—	(65)	(65)
Unrealized loss on marketable securities	—	—	—	—	(222)	(222)
Net loss	—	—	—	(29,599)	—	(29,599)
Balances - March 31, 2026	155,350,135	15	826,035	(654,383)	304	171,971
Issuance of common shares, net of issuance costs of $400	14,286,305	2	98,140	—	—	98,142
Issuance of shares under stock plans, net of shares withheld for tax payments	1,922,030	—	4,847	—	—	4,847
Stock-based compensation	—	—	4,535	—	—	4,535
Foreign currency translation adjustments	—	—	—	—	(52)	(52)
Unrealized loss on marketable securities	—	—	—	—	(102)	(102)
Net loss	—	—	—	(33,210)	—	(33,210)
Balances - June 30, 2026	171,558,470	$17	$933,557	$(687,593)	$150	$246,131

(In thousands, except for share data)	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balances - December 31, 2024	115,362,265	$12	$688,726	$(509,601)	$(4)	$179,133
Issuance of common shares, net of issuance costs	10,983,477	1	39,158	—	—	39,159
Issuance of shares under stock plans, net of shares withheld for tax payments	1,195,012	—	1,914	—	—	1,914
Stock-based compensation	—	—	4,913	—	—	4,913
Foreign currency translation adjustments	—	—	—	—	77	77
Unrealized loss on marketable securities	—	—	—	—	(54)	(54)
Net loss	—	—	—	(26,346)	—	(26,346)
Balances - March 31, 2025	127,540,754	13	734,711	(535,947)	19	198,796
Issuance of shares under stock plans, net of shares withheld for tax payments	136,426	—	102	—	—	102
Stock-based compensation	—	—	4,752	—	—	4,752
Foreign currency translation adjustments	—	—	—	—	324	324
Unrealized loss on marketable securities	—	—	—	—	(32)	(32)
Net loss	—	—	—	(30,569)	—	(30,569)
Balances - June 30, 2025	127,677,180	$13	$739,565	$(566,516)	$311	$173,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
(In thousands)	2026	2025
Cash Flows From Operating Activities
Net loss	$(62,809)	$(56,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,424	6,072
Stock-based compensation	9,621	9,666
Accretion of discount on marketable securities	(749)	(1,368)
Other	(487)	(119)
Accounts receivable, net	—	(700)
Prepaid expenses and other current assets	(1,720)	1,860
Operating lease right-of-use assets and liabilities	(278)	(268)
Other long-term assets	—	(86)
Accounts payable and accrued expenses	(3,091)	3,308
Deferred revenue	218	(162)
Net cash used in operating activities	(53,871)	(38,712)
Cash Flows From Investing Activities
Purchases of property and equipment	(31)	(248)
Investment in marketable securities	(22,573)	(57,940)
Proceeds from maturities of marketable securities	53,988	51,000
Proceeds from sales of property and equipment	46	1,183
Net cash provided by (used in) investing activities	31,430	(6,005)
Cash Flows From Financing Activities
Principal payments on long-term debt	(723)	(1,843)
Principal payments on finance lease obligations	—	(72)
Proceeds from issuance of common stock, net	106,099	41,689
Proceeds from issuance of common stock through employee equity plans, net	4,906	2,016
Net cash provided by financing activities	110,282	41,790
Net increase (decrease) in cash, cash equivalents, and restricted cash	87,841	(2,927)
Cash, cash equivalents and restricted cash - Beginning of period	21,078	58,214
Cash, cash equivalents, and restricted cash - End of period	$108,919	$55,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.Organization and nature of operations
Absci Corporation (the “Company”) is a clinical-stage biopharmaceutical company using an AI-native approach to develop differentiated antibody-based therapeutics.
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
3.Revenue recognition
Contract balances
Contract assets are generated when contractual billing schedules differ from revenue recognition timing and the Company records a contract asset when it has a conditional right to consideration. As of June 30, 2026 contract assets were $0.3 million. Contract liabilities are recorded as deferred revenue when cash payments are received or due in advance of the satisfaction of performance obligations. As of June 30, 2026 and December 31, 2025, contract liabilities were $1.4 million and $1.2 million, respectively. During the three and six months ended June 30, 2026, the Company recognized $0.3 million and $0.5 million, respectively, as revenue that had been included in deferred revenue at the beginning of the period. During the three and six months ended June 30, 2025, the Company recognized $0.2 million and $0.6 million, respectively, as revenue that had been included in deferred revenue at the beginning of the period. The Company expects the remaining contract liabilities to be recognized as revenue between one to two years.
Concentration of risk
During the three and six months ended June 30, 2026, three partners represented 100% of total partner program revenue. During the three months ended June 30, 2025, two partners represented approximately 99% of total partner program revenue. During the six months ended June 30, 2025, three partners represented 100% of total partner program revenue. For the three and six months ended June 30, 2026 and 2025, substantially all partner program revenue was attributable to foreign partners.

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
The amortized cost and fair value of investments are as follows (in thousands):

	June 30, 2026
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Assets
Money market funds	$98,399	$—	$—	$98,399
U.S. treasuries	93,394	8	(125)	93,277
Total	$191,793	$8	$(125)	$191,676
Classified as:
Cash equivalents				$98,399
Marketable securities				93,277
Total				$191,676

	December 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Assets
Money market funds	$14,410	$—	$—	$14,410
U.S. treasuries	124,059	208	—	124,267
Total	$138,469	$208	$—	$138,677
Classified as:
Cash equivalents				$14,410
Marketable securities				124,267
Total				$138,677

As of June 30, 2026, the Company held no marketable securities with a remaining maturity of greater than one year. There were no realized gains or losses on securities for the six months ended June 30, 2026 and 2025. Unrealized gains and losses on securities were primarily due to changes in interest rates. There are no investments in a continuous unrealized loss position for more than twelve months as of June 30, 2026. The Company does not intend to sell securities that are in an unrealized loss.
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

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Debt Securities:
Money market funds	$98,399	$—	$—	$98,399
U.S. treasuries	—	93,277	—	93,277
Total assets	$98,399	$93,277	$—	$191,676

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Debt Securities:
Money market funds	$14,410	$—	$—	$14,410
U.S. treasuries	6,873	117,394	—	124,267
Total assets	$21,283	$117,394	$—	$138,677

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6.Accounts payable and accrued expenses
Total accounts payable and accrued expenses reported on the condensed consolidated balance sheets as follows (in thousands):

	June 30,	December 31,
	2026	2025
Accounts payable	$7,156	2,756
Accrued compensation	3,471	6,615
Accrued preclinical and clinical development expenses	1,835	6,350
Accrued other	3,795	3,627
Total accounts payable and accrued expenses	$16,257	$19,348

7.Common stock
Public offering of common stock
In June 2026, the Company sold an aggregate of 13,495,277 shares of its common stock pursuant to an underwriting agreement with Jefferies LLC, J.P. Morgan Securities LLC, TD Securities (USA) LLC, and Guggenheim Securities LLC, at a public offering price of $7.41 per share. The Company received total net proceeds from the offering of approximately $93.6 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.
At-the-market offering
In August 2025, the Company entered into a Sales Agreement with TD Securities (USA) LLC, as Sales Agent (the “Sales Agreement”), with respect to an “at the market offering” program under which the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $100.0 million through the Sales Agent. The Company has agreed to pay the Sales Agent a commission of up to 3.0% of the gross proceeds of any shares sold under the Sales Agreement. Upon execution, the Sales Agreement terminated and superseded the prior sales agreement entered into in June 2023 in its entirety. During the six months ended June 30, 2026, the Company issued and sold 3,662,246 shares and received $12.5 million in net proceeds from the sale of securities pursuant to the Sales Agreement.
Private investment in public equity
In January 2025, the Company entered into a strategic collaboration with Advanced Micro Devices, Inc. (AMD) and sold an aggregate of 5,714,285 shares of the Company’s common stock to AMD for net proceeds of $20.0 million through a private investment in public equity (PIPE). This strategic collaboration with AMD has a goal to optimize the performance of AMD InstinctTM accelerators and ROCmTM software to support the Company’s AI drug creation, including its de novo antibody design models. The issuance of stock to AMD was at a premium of approximately $2.5 million over the market price on the issuance date. The premium was recorded to accrued expenses and other long-term liabilities on the condensed consolidated balance sheet and will be recognized as a credit to research and development expense over the collaboration term. The amortization of the premium was $0.4 million for the six months ended June 30, 2026.

8.Stock-based compensation
The Company grants stock options, restricted stock units, and stock appreciation rights (“SARs”) under the 2021 Stock Option and Incentive Plan (“2021 Plan”) and the 2023 Inducement Plan (the “2023 Inducement Plan”). On January 1, 2026, the number of shares of common stock reserved for future issuance under the 2021 Plan was increased by 7,575,754 shares pursuant to an automatic annual increase. As of June 30, 2026, 8,805,878 shares were available for issuance under the 2021 Plan. As of June 30, 2026, 798,000 shares were available for issuance under the 2023 Inducement Plan.

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Total stock-based compensation expense related to the Company’s stock-based awards was recorded in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$2,332	$2,015	$4,346	$4,038
Selling, general and administrative	2,913	2,737	5,279	5,659
Total stock-based compensation expense	$5,245	$4,752	$9,625	$9,697

Stock Options
Stock options generally vest 25% after one year from the date of the grant with the remainder vesting monthly over the following three-year period or ratably over three years in three equal installments. The Company recognizes forfeitures as they occur and uses the straight-line expense recognition method. Activity for stock options is shown below:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands $)
Outstanding at December 31, 2025	20,716,511	$3.27	7.5
Granted	6,620,200	3.16
Exercised	(2,260,119)	2.76		6,330
Canceled/Forfeited	(1,876,559)	3.10
Expired	(59,622)	7.80
Outstanding at June 30, 2026	23,140,411	3.29	7.9	192,964
Exercisable at June 30, 2026	11,371,137	$3.44	6.7	$93,578

As of June 30, 2026, total unrecognized stock-based compensation related to stock options was $24.4 million, which the Company expects to recognize over a remaining weighted average period of 2.3 years.
Restricted stock units
Restricted stock units subject to time-based vesting generally vest over a term of 1-4 years. The Company recognizes forfeitures as they occur and uses the straight-line expense recognition method. Activity for restricted stock units is shown below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	3,789,634	$3.32
Granted	2,179,050	3.02
Vested	(934,358)	3.49
Forfeitures	(529,658)	2.91
Unvested as of June 30, 2026	4,504,668	$3.18

As of June 30, 2026, there was $7.7 million of unrecognized compensation expense related to the outstanding restricted stock units expected to be recognized over a remaining weighted-average period of 2.2 years.
Restricted stock unit award with market conditions

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In March 2024, the Company granted 1,500,000 performance restricted stock units to its Founder and Chief Executive Officer that contained market conditions (the “2024 Market Award”). Subject to the holder’s continued service, the 2024 Market Award provided for vesting in tranches once the Company’s closing stock price meets or exceeds certain thresholds established by the Company’s Compensation Committee of the Board of Directors. The original grant-date fair value of the 2024 Market Award of $5.5 million was determined using a Monte Carlo simulation model using an expected volatility of 97% and risk-free rate of 4.5%. The stock-based compensation expense was recognized over the derived service period for each tranche over periods up to 1.3 years. As of June 30, 2026, the stock price threshold of $10.00 for the 2024 Market Award had been met resulting in 150,000 shares vesting. Any unvested tranches of the 2024 Market Award will expire in March 2027 if the vesting conditions are not met.
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
The following potentially dilutive securities, presented based on amounts outstanding at period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders because including them would be anti-dilutive:

	For the Six Months Ended June 30,
	2026	2025
Stock options	23,140,411	21,405,586
Restricted stock units	4,504,668	4,403,002
Employee stock purchase plan	80,616	106,587
Total	27,725,695	25,915,175

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
The table below is a summary of the significant segment expenses (in thousands) provided to the Company’s CODM on a regular basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Drug creation programs and platform (1)	$6,045	$5,289	$12,128	$9,295
External preclinical and clinical development (2)	6,852	5,370	11,139	8,054
Personnel (3)	9,569	10,283	18,815	20,148
Stock-based compensation	5,245	4,752	9,625	9,697
General & administrative	4,032	3,538	8,366	7,860
Depreciation and amortization	2,696	3,000	5,424	6,072
Other (gain)/loss, net (4)	37	(246)	40	(232)
Total operating expenses	$34,476	$31,986	$65,537	$60,894

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
(3) “Personnel” expense consists of all employee wages, taxes, benefits, severance, and other employee related costs.
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
Our lead product candidate, ABS-201, is an anti-prolactin receptor (PRLR) antibody engineered with an extended half-life to support a patient-friendly dosing interval. We believe PRLR is an underexplored target with the potential to provide durable, disease-modifying effects. If successfully developed, ABS-201 could establish a new treatment category in indications where current options remain inadequate. ABS-201 is being developed for two indications, pattern hair loss (PHL) and endometriosis, each with large affected populations and significant unmet need.

Pipeline Programs
Our pipeline is composed of programs which leverage our differentiated capabilities in de novo design, multi-parametric lead optimization, and reverse immunology. These programs have been designed to address areas with significant unmet medical needs with potential ‘first-in-class’, ‘best-in-class’, or ‘disease modifying’ profiles.
ABS-201 for the Treatment of PHL
ABS-201 is being evaluated in the HEADLINE™ Phase 1/2a clinical trial for PHL, a condition affecting approximately 80 million people in the United States. Our own patient and clinician surveys, as well as those of other parties, show broad dissatisfaction with current standard of care, which is limited by variable efficacy, poor compliance, and a lack of durable approaches. No approved therapy provides durable hair regrowth. This trial is designed to evaluate the safety, tolerability and preliminary efficacy of ABS-201 in healthy volunteers with and without PHL. The trial is a randomized, double-blind, placebo-controlled study expected to enroll up to 227 male and female healthy volunteers at multiple sites in Australia.
In June 2026, we announced positive interim Phase 1 data from the HEADLINE trial, which included interim blinded data indicating that the study drug appears well tolerated, with favorable safety data across all blinded single ascending dose (SAD) cohorts. Additionally, the estimated half-life of at least 65 days supports potential for ABS-201's targeted dosing interval of two or three injections over a six-month period. Interim proof-of-concept data, including data on exploratory efficacy endpoints, are expected in the second half of 2026 and full proof-of-concept data in early 2027.

ABS-201 for the Treatment of Endometriosis
Published literature suggests that PRL and PRLR may play a role in the development of endometrial lesions and associated pain in patients with endometriosis. As such, inhibition of PRLR signaling may influence pathways associated with lesion development and pain perception. As a result, ABS-201 may have the potential to affect both lesion growth and pain-related pathways. We intend to evaluate, and if possible, rely on the data generated from the HEADLINE trial, together with other available information, as part of our assessment of potential next steps for the ABS-201 program. We believe that the HEADLINE trial could provide supporting first-in-human safety, tolerability, and PK data that may inform the planned Phase 2 clinical trial evaluating ABS-201 in patients with endometriosis. Based on these and other considerations, we anticipate initiating a Phase 2 clinical trial evaluating ABS-201 in endometriosis in the fourth quarter of 2026, subject to review of available data, regulatory considerations and other factors, with potential proof-of-concept data in the second half of 2027.

ABS-202
ABS-202 is a second novel anti-PRLR antibody program, designed using our generative AI platform, currently in preclinical development as a potential treatment for an undisclosed immunology and inflammation indication.
Preclinical Stage Programs
We are advancing early-stage immunology and inflammation programs. We continue to use our platform to develop additional early-stage programs addressing challenging targets in various indications with areas of significant unmet medical need. We plan to provide more information about these additional programs selectively and to seek partnerships or out-licenses for select programs as they advance.
Financial results
Revenue was $0.3 million and $0.5 million for the three and six months ended June 30, 2026, respectively, compared to $0.6 million and $1.8 million for the three and six months ended June 30, 2025, respectively. The decrease in revenue is due to a combination of the timing of achieving project-based milestones and the mix of ongoing program activity under our drug creation agreements. We incurred a net loss of $33.2 million and $62.8 million for the three and six months ended June 30, 2026, respectively, compared to a net loss of $30.6 million and $56.9 million for the three and six months ended June 30, 2025, respectively. Research and development expenses increased by $5.1 million, or 14%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
As of June 30, 2026, we had an accumulated deficit of $687.6 million and cash equivalents and marketable securities totaling $201.1 million.
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
AMD strategic collaboration
In January 2025, we entered into a strategic collaboration with Advanced Micro Devices, Inc. (AMD) with a goal to optimize the performance of AMD InstinctTM accelerators and ROCmTM software to support our AI drug creation, including our de novo antibody design models. Additionally, AMD invested $20.0 million through the purchase of 5,714,285 shares of our common stock in a private investment in public equity (PIPE) at a premium over the market price.
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
We expect research and development expenses to continue to increase in absolute dollars as we advance the HEADLINE trial, prepare for and conduct the planned Phase 2 trial of ABS-201 in endometriosis, advance our other internally developed programs, and continue to invest in our Integrated Drug Creation platform.
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
As we expand our clinical development and regulatory operations, require additional administrative support, and prepare for the potential future commercial launch of a product candidate, we expect personnel-related costs may increase in absolute dollars while continuing to actively manage other general and administrative expenses.
We have a comprehensive intellectual property portfolio directed towards the many aspects of our Integrated Drug Creation platform, including those related to our internally developed programs, product candidates, proprietary cell lines and protein expression technologies, proprietary screening assays, antibody discovery methods, and generative AI models. We regularly file patent applications to protect innovations arising from our research and development. We also hold trademarks and trademark applications in the United States and foreign jurisdictions. Costs to secure and defend our intellectual property are expensed as incurred and are classified as selling, general and administrative expenses.
Depreciation and amortization
Depreciation and amortization expense consists of the depreciation expense of our property and equipment and amortization of our intangibles. Our equipment is used most actively as part of our lab operations.
Other income (expense)
Interest expense
Interest expense consists primarily of interest related to borrowings under our term debt and financed laboratory equipment.
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
Results of Operations
The results of operations presented below should be reviewed in conjunction with our condensed consolidated financial statements and notes included elsewhere in this Quarterly Report. The following tables set forth our results of operations for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Partner program revenue	$318	$593	$533	$1,772
Operating expenses
Research and development	22,616	20,458	41,891	36,822
Selling, general and administrative	9,164	8,528	18,222	18,000
Depreciation and amortization	2,696	3,000	5,424	6,072
Total operating expenses	34,476	31,986	65,537	60,894
Operating loss	(34,158)	(31,393)	(65,004)	(59,122)
Other income (expense)
Interest expense	(2)	(56)	(20)	(135)
Other income, net	990	1,011	2,273	2,469
Total other income, net	988	955	2,253	2,334
Loss before income taxes	(33,170)	(30,438)	(62,751)	(56,788)
Income tax expense	(40)	(131)	(58)	(127)
Net loss	$(33,210)	$(30,569)	$(62,809)	$(56,915)

Comparison of the Three and Six Months Ended June 30, 2026 and 2025
Revenue
Partner program revenue decreased by $0.3 million, or 46% for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 and decreased by $1.2 million, or 70%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, driven by a combination of the timing of achieving project-based milestones and the mix of ongoing program activity under our drug creation agreements.

Operating expenses
The following tables summarize our operating expenses for the three and six months ended June 30, 2026 and 2025 (In thousands, except for percentages):

	For the Three Months Ended June 30,
	2026	2025	$ Change	% Change
Operating expenses
Research and development	$22,616	$20,458	$2,158	11%
Selling, general and administrative	9,164	8,528	636	7%
Depreciation and amortization	2,696	3,000	(304)	(10)%
Total operating expenses	$34,476	$31,986	$2,490	8%

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
Operating expenses
Research and development	$41,891	$36,822	$5,069	14%
Selling, general and administrative	18,222	18,000	222	1%
Depreciation and amortization	5,424	6,072	(648)	(11)%
Total operating expenses	$65,537	$60,894	$4,643	8%

Research and development
Research and development expenses increased by $2.2 million, or 11%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily attributable to a net increase of $1.5 million in direct costs associated with external preclinical and clinical development, primarily driven by an increase from ABS-201, an increase of $0.8 million of other drug creation and platform costs, and a $0.5 million increase in other lab costs. This increase was offset by a decrease of $0.6 million of personnel costs and stock-based compensation.
Research and development expenses increased by $5.1 million, or 14%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily attributable to a net increase of $3.1 million in direct costs associated with external preclinical and clinical development, primarily driven by an increase from ABS-201, an increase of $2.8 million of other drug creation and platform costs, and a $0.7 million increase in other lab costs. This increase was offset by a decrease of $1.5 million of personnel costs and stock-based compensation.
Selling, general and administrative expenses
Selling, general, and administrative expenses increased by $0.6 million, or 7%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily attributable to an increase of $0.4 million in personnel and stock-based compensation costs.
Selling, general, and administrative expenses increased by $0.2 million, or 1%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily attributable to an increase of $0.1 million in personnel and stock-based compensation costs and an increase of $0.1 million in other administrative costs.
Depreciation and amortization
Depreciation and amortization expense decreased by $0.3 million, or 10%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 and decreased by $0.6 million, or 11%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to disposals of lab equipment.

Other income (expense)
Other income, net
Other income, net, was consistent for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
Other income, net, was $2.3 million for the six months ended June 30, 2026, compared to $2.5 million for the six months ended June 30, 2025, representing a decrease of $0.2 million, or 8%, primarily attributable to realized and unrealized gains and losses on foreign currency transactions and a decrease in investment income from cash, cash equivalents and marketable securities.
Liquidity and Capital Resources
Overview
As of June 30, 2026, we had $201.1 million of cash, cash equivalents and marketable securities.
We have incurred net operating losses since inception. As of June 30, 2026, our accumulated deficit was $687.6 million. To date, we have funded operations through issuances and sales of equity securities and debt, in addition to revenue generated from our drug creation agreements. We believe that our cash, cash equivalents and marketable securities will be sufficient to meet our operating expenses, working capital and capital expenditure needs over at least the next 12 months following the date of this filing.
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
At-the-market offering
In August 2025, we entered into a Sales Agreement with TD Securities (USA) LLC, as Sales Agent (the “Sales Agreement”), with respect to an “at the market offering” program under which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $100.0 million through the Sales Agent. We have agreed to pay the Sales Agent a commission of up to 3.0% of the gross proceeds of any shares sold under the Sales Agreement. Upon execution, the Sales Agreement terminated and superseded the prior sales agreement entered into in June 2023 in its entirety. During the six months ended June 30, 2026, we issued 3,662,246 shares and received $12.5 million in net proceeds from the sale of common stock pursuant to the Sales Agreement.
Public offerings of common stock

In June 2026, we sold an aggregate of 13,495,277 shares of our common stock pursuant to an underwriting agreement with Jefferies LLC, J.P. Morgan Securities LLC, TD Securities (USA) LLC, and Guggenheim Securities LLC, at a public offering price of $7.41 per share. We received total net proceeds from the offering of approximately $93.6 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us.
In July 2025, we sold an aggregate of 16,670,000 shares of our common stock pursuant to an underwriting agreement with Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC, Jefferies LLC and TD Securities (US) LLC at a public offering price of $3.00 per share, before underwriting discounts and commissions. We received total net proceeds from the offering of $46.7 million after deducting underwriting discounts and commissions and offering expenses payable by us.
Private investment in public equity
In January 2025, we entered into a strategic collaboration with AMD and sold an aggregate of 5,714,285 shares of our common stock to AMD for net proceeds of $20.0 million through a private investment in public equity (PIPE). The issuance of stock to AMD was at a premium of approximately $2.5 million over the market price on the issuance date.
Cash Flows
The following summarizes our cash flows (In thousands):

	For the Six Months Ended June 30,
	2026	2025
Net cash provided by (used in)
Operating activities	(53,871)	(38,712)
Investing activities	31,430	(6,005)
Financing activities	110,282	41,790
Net increase (decrease) in cash, cash equivalents, and restricted cash	$87,841	$(2,927)

Cash flows from operating activities
In the six months ended June 30, 2026, net cash used in operating activities was $53.9 million and consisted primarily of a net loss of $62.8 million adjusted for non-cash items, including depreciation and amortization expense of $5.4 million, stock-based compensation expense of $9.6 million, and a net increase in operating assets and liabilities in the amount of $4.9 million.
In the six months ended June 30, 2025, net cash used in operating activities was $38.7 million and consisted primarily of a net loss of $56.9 million adjusted for non-cash items, including depreciation and amortization expense of $6.1 million, stock-based compensation expense of $9.7 million, and a net decrease in operating assets and liabilities in the amount of $4.0 million.
Cash flows from investing activities
In the six months ended June 30, 2026, net cash provided by investing activities was $31.4 million primarily from maturities of marketable securities of $54.0 million, partially offset by purchases of marketable securities of $22.6 million.
In the six months ended June 30, 2025, net cash used in investing activities was $6.0 million primarily from purchases of marketable securities of $57.9 million, partially offset by maturities of marketable securities of $51.0 million.
Cash flows from financing activities
In the six months ended June 30, 2026, net cash provided by financing activities was $110.3 million. The net cash provided resulted primarily from aggregate proceeds of $93.6 million from the issuance of stock in our June public offering, $12.5 million from the issuance of common stock pursuant to the Sales Agreement, and proceeds of $4.9 million from the issuance of common stock through employee equity plans.

In the six months ended June 30, 2025, net cash provided by financing activities was $41.8 million. The net cash provided resulted primarily from aggregate proceeds of $41.7 million from the issuance of common stock pursuant to the PIPE with AMD and pursuant to the Prior Sales Agreement, and proceeds of $2.0 million from the issuance of common stock through employee equity plans, partially offset by principal payments of $1.9 million made for financed equipment.
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
There were no material changes in our critical accounting policies and estimates during the six months ended June 30, 2026.
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
In addition, we are also a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act and have elected to take advantage of certain of the scaled back disclosure requirements available to smaller reporting companies, including providing reduced narrative disclosure, particularly in the description of executive compensation. We will remain a smaller reporting company until (a) the last day of the fiscal year in which we have total annual gross revenue of less than $100 million and the market value of our common stock held by non-affiliates exceeds $700.0 million as of the prior June 30th, or (b) the last day of the fiscal year in which we have total annual gross revenue exceeding $100 million and the market value of our common stock held by non-affiliates exceeds $250.0 million. In August 2025, the SEC released a Compliance and Disclosure Interpretation clarifying the filer status transition for registrants that lose their smaller reporting company status based on the revenue tests. Due to this interpretation, we will remain a non-accelerated filer for filings due in the fiscal year immediately following the loss of smaller reporting company status, allowing us to retain the exception from the auditor attestation requirement on internal control over financial reporting. However, the interpretation specifies that we will lose eligibility for all other smaller reporting company accommodations beginning with the Form 10-Q for the first fiscal quarter of the year after losing smaller reporting company status.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of the end of the period covered by this report were effective at the reasonable assurance level.
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
In addition to the development of our internally developed programs, we began entering into drug creation collaborations for drug creation programs and co-development partnerships with third parties in 2018. We are still early in the adoption phase of our drug creation collaboration business model, and, as of August 11, 2026, no partner has entered into a license for clinical or commercial use of any intellectual property rights related to a product candidate or cell lines.
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
We have incurred significant losses since our inception. For the six months ended June 30, 2026 and 2025, we incurred net losses of $62.8 million and $56.9 million, respectively. As of June 30, 2026, we had an accumulated deficit of $687.6 million. We expect that our operating expenses will continue to increase as we grow our business and advance our internally developed programs.
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

We will need to raise additional capital to fund our operations, preclinical and clinical development of our internally developed programs, and to expand the capabilities of our Integrated Drug Creation platform. If we are unable to raise additional capital on terms acceptable to us or at all, we may not be able to continue to develop our internally developed programs and/or compete successfully with our Integrated Drug Creation platform, which would harm our business, operations, and financial condition.
As of June 30, 2026, we had $201.1 million in cash, cash equivalents and marketable securities. We expect our current cash, cash equivalents and marketable securities and anticipated cash flows from operations will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months. If our available resources and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of higher expenses than we anticipate related to internally developed programs or our investments in our Integrated Drug Creation platform or any other technology, lower demand from existing and potential partners for our Integrated Drug Creation platform, or the realization of other risks described in this "Risk Factors” section, we will be required to raise additional capital through issuances of equity or convertible debt securities, entrance into a credit facility or another form of third party funding, or seek other sources of financing. Such additional financing may not be available on terms acceptable to us or at all.
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
For the six months ended June 30, 2026, all of our revenue was generated by performing drug creation activities for our partnered programs. To date, such fees have generally been payable upon both the inception of, and the demonstration of technical achievement of program milestones, under drug creation agreements with our partners. Our business model depends, in part, on the successful completion of the drug creation phase under these arrangements and on our subsequent entry into long-term license arrangements with our partners that entitle us to development, regulatory and commercial milestones and/or royalties with respect to product candidates generated through our Integrated Drug Creation platform, as well as product candidates discovered and/or manufactured in cell lines developed by us. We are still in the very early stages of implementing our drug creation model and, to date, no partner has entered into a license for clinical or commercial use of any intellectual property rights related to product candidates discovered thereunder or cell lines developed by us. If we are unable to maintain these partnerships (including if such partnerships are terminated prior to or upon completion of the drug creation phase) or we are otherwise unable to enter into commercial license agreements for our partnered programs, we will not receive any downstream payments, which may have a material and adverse effect on our business prospects. Additionally, any such license agreements that we may enter into may not be on terms that are favorable to us and may not result in meaningful revenues to us, or at all, or such license agreements may be terminated.
Revenue from our partnered programs depend on the timing of each program's commencement, which is controlled by our partners. Program progression and related revenues are also dependent on the pace of development and the timing of partner feedback and input. Our eligibility to receive milestone payments from our partnerships is generally subject to the negotiation of future arrangements, as described above. As a result, we currently do not generate significant recurring revenue and, until we are able to establish significant recurring revenue, if at all, we will be prone to regular and significant fluctuations in our revenue dependent on the timing of our entry into partnership agreements, our partners advancing such programs, and our partners achieving development milestones or commercial sales with respect to product candidates discovered and/or manufactured in cell lines developed by us.
Risks Related to Biologic Drug Development
Biologic drug development is inherently uncertain, and it is possible that our technology may not succeed in discovering appropriate product candidates. Even if we do succeed, it is possible that none of the product candidates created using our Integrated Drug Creation platform will achieve development or regulatory milestones, including marketing approval, or become viable commercial products, on a timely basis or at all, which would harm our ability to generate revenue.
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
Positive results from early preclinical studies or preliminary clinical data may not necessarily predict later-stage results, and interim clinical data may change as additional data become available. If we cannot replicate the positive results from our earlier preclinical studies of our product candidates in our later preclinical studies, clinical trials and future clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our product candidates.
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
In addition, differences in study design, patient populations, endpoints and other trial characteristics may also affect the extent to which early results are predictive of later-stage development.
Preclinical studies are conducted in laboratory models and animals and may not accurately predict the safety, tolerability, pharmacokinetics, pharmacodynamics, potency or efficacy of a product candidate in humans. Similarly, early clinical trials are typically conducted in small patient populations and over relatively short durations, and therefore may not be indicative of results obtained in larger or longer-term trials. Differences in trial design, eligibility criteria, patient populations, endpoints, dosing regimens, statistical analyses, manufacturing processes or other factors may also lead to results in later trials that differ materially from earlier findings.
In addition, preliminary, “top-line”, or interim data from our clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as additional patient data become available and are subject to further verification and analysis. For example, we may encounter unacceptable side effects for our product candidates as patient dosing progresses in our clinical trials and additional data become available. Our preliminary, “top-line”, and interim results and related conclusions also remain subject to audit and verification procedures and are subject to change following a more comprehensive review of the data related to the particular study or trial. Preliminary, “top-line”, or interim results that we report from time to time may not reflect the final results of the trial, and final results may differ materially from the preliminary data we previously reported. As a result, preliminary, “top-line”, and interim data should be viewed with caution until the final data are available. We may also report results based on exploratory endpoints, biomarker data or other early indicators of activity that may not ultimately translate into clinically meaningful outcomes or regulatory approval. Regulatory authorities may also interpret the data differently than we do and may require additional studies before approving any of our product candidates.
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
In addition to the risks associated with interpreting preclinical and clinical data, our discovery efforts rely in part on proprietary technologies, computational approaches and AI-enabled platforms to identify and design potential product candidates. While we believe these technologies may help accelerate aspects of the drug discovery process, the application of AI and computational methods to drug discovery is still evolving and has not yet consistently resulted in the successful development and regulatory approval of new therapeutic products. Product candidates identified or optimized using these technologies may not demonstrate the expected safety, tolerability, pharmacokinetic properties or therapeutic activity in preclinical studies or clinical trials. Even if our platform generates promising product candidates, we may not be able to successfully advance those candidates through clinical development, obtain regulatory approval or achieve commercial success. As a result, our platform technologies may not result in the discovery or development of commercially viable product candidates, which could materially adversely affect our business, financial condition, results of operations and prospects.

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
We are in early development of product candidates, including our Phase 1/2a clinical trial of ABS-201. With respect to ABS-201 clinical development, we have dosed planned SAD cohorts and continue to dose MAD cohorts in our clinical trials of ABS-201. Prior to these clinical trials, we have focused our efforts on platform development, discovery, research, preclinical and early clinical development. Our other ongoing programs remain in the research or preclinical stage of development. Thus, we have limited experience as a company in conducting clinical trials.
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
In order to obtain FDA approval to market a new biological product, we or our partners must demonstrate proof of safety, purity and potency or efficacy in humans. To meet these requirements, we or our partners will have to conduct adequate and well-controlled clinical trials. Before we or our partners can commence clinical trials for a product candidate, we or our partners must complete extensive preclinical testing and studies that support our planned INDs in the United States. All of our internally developed programs are in early clinical or preclinical development. We cannot be certain of the timely completion or outcome of our or our partners' preclinical testing and studies and cannot predict if the FDA will accept our or our partners' proposed clinical programs or if the outcome of our or our partners' preclinical testing and studies will ultimately support the further development of our product candidates. As a result, we cannot be sure that we or our partners will be able to submit INDs or similar applications for our product candidates on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin. Further, changes and cuts in FDA staffing have been reported as resulting in delays in the FDA’s responsiveness or in its ability to review IND submissions, or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion.
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
Internally developed programs
We may face competition from pharmaceutical and biotechnology companies that are developing therapeutics that address the same disease targets and/or indications addressed by our internally developed programs. Competitors may obtain FDA or other regulatory approval for their products more rapidly or earlier than us, which could result in our competitors establishing a strong market position before we are able to enter the market. Competition for our active internally developed programs may include:
•ABS-201 in PHL: Existing FDA-approved treatments for PHL include oral minoxidil, oral finasteride, oral dutasteride, and topical minoxidil, which are currently established as standard of care despite their limitations. We are aware of several drug candidates that are in clinical development for PHL including Hope Medicine’s HMI-115, Veradermics’ VDPHL01, Pelage Pharmaceuticals’ PP405, and Cosmo Pharmaceuticals’ Clascoterone.
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
From time to time we have relied upon, and may continue to rely upon, third parties that are based in jurisdictions outside the United States, including China. In December 2025, as part of the Fiscal Year 2026 National Defense Authorization Act, the BIOSECURE Act was enacted as Section 851 of the NDAA and restricts U.S. federal agencies from procuring biotechnology equipment or services from, or contracting, granting, or lending in connection with the use of biotechnology equipment or services provided by entities designated as “biotechnology companies of concern”(BCCs). A BCC designation arises either through inclusion on the Department of Defense’s Section 1260H list of Chinese military companies (where the entity also has a biotechnology nexus) or through a separate criteria-based process administered by the Office of Management and Budget (OMB), which is required to publish its initial BCC no later than December 2026, followed by implementing guidance and FAR rulemaking. In June 2026, the Department of Defense added WuXi AppTec Co., Ltd. to the Section 1260H list, citing alleged indirect ownership and affiliation with Chinese state and military-linked entities. WuXi AppTec has publicly disputed this designation and stated it intends to pursue available remedies, but the outcome of any reconsideration is uncertain.
If WuXi AppTec or other third parties upon whom we rely are designated, or ultimately confirmed, as BCCs, or if our current or prospective partners, customers, or counterparties change their policies or contractual requirements in response to the BIOSECURE Act, its implementing regulations, or related U.S. national security measures, we could face supply-chain disruptions, delays, increased costs, constraints on our ability or our partners’ ability to perform under certain government-funded projects or to contract with or receive grants or loans from U.S. federal agencies, or the need to transition to alternative suppliers or service providers, any of which could adversely affect our business, results of operations, and prospects. While the BIOSECURE proscriptions are subject to a phased implementation timeline and grandfathering provisions for existing agreements, the scope and timing of these protections remain subject to further OMB guidance and FAR rulemaking.
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
Disruptions to the operations of the FDA, the SEC or other government agencies, including due to funding shortages, leadership changes, government shutdowns, policy changes or staffing reductions, could delay regulatory reviews, approvals or other governmental actions on which our business depends, which could adversely affect our business.
The ability of the FDA or comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain leadership and key personnel and accept the payment of user fees, and statutory, regulatory and policy changes that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of the SEC and other government agencies or comparable foreign regulatory authorities on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

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
To manage future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management team may need to divert a disproportionate amount of its attention away from its day-to-

day activities and devote a substantial amount of time to managing growth activities. Due to our limited resources and early stage of growth, we may not be able to effectively manage this simultaneous execution and the expansion of our operations. This may result in weaknesses in our infrastructure, operational mistakes, slower development of our drug creation partnered programs and internally developed programs, loss of business opportunities, loss of employees and reduced productivity among our employees.
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
•any delay in filing or clearance of an IND (or foreign equivalent) or BLA (or foreign equivalent) for our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or BLA;
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
As of June 30, 2026 the aggregate number of shares of our common stock that may be issued pursuant to our 2021 Plan, 2021 ESPP, and 2023 Inducement Plan are 8,805,878 shares, 4,511,265 shares, and 798,000 shares, respectively. The number of shares of common stock that may be issued pursuant to the 2021 Plan does not include outstanding equity awards. The number of shares of common stock reserved for issuance under the 2021 Plan and 2021 ESPP are automatically increased on each January 1 by 5% and 1%, respectively, of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future issuance each year, our stockholders will experience additional dilution, which could cause our share price to fall.
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
As of July 31, 2026, our executive officers, directors, and 5% stockholders beneficially owned over 29% of our common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
Future sales of our common stock in the public market could cause our share price to fall.
Sales of a substantial number of shares of our common stock in the public market, including any time following the expiration of legal restrictions on resale or the perception in the market that the holders of a large number of shares of our common stock intend to sell shares, could reduce the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. In August 2025, we filed a registration statement on Form S-3 with respect to potential future sales of our securities, which was declared effective in August 2025. This registration statement covers (i) an aggregate of $100.0 million in shares of common stock that we may issue and sell pursuant to the Sales Agreement, of which we have sold 4,590,101 shares of common stock for $16.0 million in gross proceeds and $84.0 million is available for future sale as of June 30, 2026, and (ii) an additional $300.0 million in common stock, preferred stock, debt securities, warrants or units, of which we have issued and sold 13,495,277 shares of common stock for net proceeds of approximately $93.6 million. We have also filed registration statements on Form S-8 to register our common stock issuable pursuant to our equity incentive plans. Shares registered under the registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options. Additionally, certain holders of our common stock are entitled to rights with respect to registration of such shares under the Securities Act pursuant to a registration rights agreement between such holders and us. If such holders, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock.
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
Our results of operations could be adversely affected by general conditions in the global economy and financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our technologies and our ability to raise additional capital when needed on favorable terms, if at all. Recently, the rate of inflation has increased throughout the U.S. economy. Inflation may adversely affect us by increasing the costs associated with performing research and development on internal research initiatives and partnered programs. We may experience significant increases in the prices of labor, consumables, and other costs of doing business. In an inflationary environment, such cost increases may outpace our expectations, causing us to use cash faster than forecasted. A weak or declining economy may also strain our partners, possibly resulting in supply disruption, or cause delays in their payments to us. In particular, the U.S. in July 2026 imposed baseline tariffs generally ranging from 10% to 12.5% on a substantial portion of imports to the U.S. The U.S. has also imposed higher tariffs on certain imported pharmaceutical products. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c) Insider Trading Arrangements
During the quarter ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a plan or other arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangements under the Exchange Act.

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

ABSCI CORPORATION

Date: August 11, 2026	By:	/s/ Zachariah Jonasson
Zachariah Jonasson, Ph.D.
Chief Financial Officer (Principal Financial Officer) and Chief Business Officer

Date: August 11, 2026	By:	/s/ Todd Bedrick
Todd Bedrick
Chief Accounting Officer (Principal Accounting Officer)