Form 10-Q
period 2026-09-30
Absci Corp
filed 2026-11-12
CIK 1672688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number 001-40646
ABSCI CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	85-3383487
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18105 SE Mill Plain Blvd Vancouver, WA	98683
(Address of Principal Executive Offices)	(Zip Code)
(360) 949-1041
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	ABSI	The Nasdaq Global Select Market
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes   ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes   ☐     No  ☒
The registrant had outstanding 172,745,810 shares of $0.0001 par value common stock as of October 30, 2026.

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

•Our plans and expectations regarding the initiation, timing, progress, results, and costs of our internally developed programs and partnered programs, including current and future nonclinical studies and clinical trials, and the period during which the results of such studies and trials will become available, are subject to a high degree of uncertainty.
•Our short operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
•We have incurred significant losses since inception, we expect to incur losses in the future and we may not be able to generate sufficient revenue to achieve and maintain profitability.
•We will need to raise additional capital to fund our operations, nonclinical and clinical development of our internally developed programs, and to expand the capabilities of our Integrated Drug Creation platform. If we are unable to raise additional capital on terms acceptable to us or at all, we may not be able to continue to develop our internally developed programs and/or compete successfully with our Integrated Drug Creation platform, which would harm our business, operations, and financial condition.
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
•Positive results from early nonclinical studies or preliminary clinical data may not necessarily predict later-stage results, and interim clinical data may change as additional data become available. If we cannot replicate the positive results from our earlier nonclinical studies of our product candidates in our later nonclinical studies, clinical trials and future clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our product candidates.
•If we or our partners experience any of a number of possible unforeseen or negative events in connection with nonclinical or clinical development, regulatory approval or commercialization of product candidates generated through our platform, this could negatively affect our revenue opportunity for that program, and/or have broader deleterious effects on our reputation and future partnership prospects.
•Nonclinical and clinical development is uncertain. Our or our partners' nonclinical and clinical product candidates may experience delays or may never advance to and/or through clinical trials, which would adversely affect our or our partners’ ability to obtain regulatory approvals or commercialize these product candidates on a timely basis or at all, which would have an adverse effect on our business.
•The markets in which we operate, including those for Integrated Drug Creation platform technology and our internally developed programs, are highly competitive, and if we are unable to compete effectively, our business and prospects could be adversely affected.
•We rely and expect to continue to rely on third parties to conduct our nonclinical studies and clinical trials. If those third parties do not perform as contractually required, fail to satisfy legal or regulatory requirements, miss expected deadlines or the relationship terminates prematurely, our internally developed programs could be delayed, more costly or unsuccessful, and such programs may never obtain regulatory approval or commercialization.

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
•Our use of evolving technologies, such as Artificial Intelligence (AI) and our dependence on our information technology systems may present risks to our confidential and/or proprietary information and various systems, which could result in significant operational challenges and financial, legal, regulatory, business and reputational harm to our business.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Risk Factors”. Forward-looking statements can often be identified by the use of terminology such as “may,” “might,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking. In particular, these forward-looking statements include, but are not limited to:
•our plans and expectations regarding the initiation, timing, progress, results, and costs of our internal discovery, research and development programs, including current and future nonclinical studies and clinical trials, and the period during which the results of such studies and trials will become available;
•our ability and timing to advance our product candidates in, and to successfully initiate, conduct, enroll and complete, clinical trials;
•our expectations regarding the therapeutic potential of our product candidates, and the disease indications for which we intend to develop our product candidates;
•our strategy, among others, to advance internally developed programs through nonclinical studies and clinical trials;
•the timing and likelihood of, and our ability to obtain and maintain, regulatory approvals required in any jurisdiction where we operate or plan to operate, including approvals necessary to: (a) conduct and complete clinical trials; (b) obtain marketing authorization or commercial approval; and (c) comply with regulatory requirements during commercialization;
•our expectations regarding our ability to leverage our Integrated Drug Creation platform to shorten nonclinical development timelines for biologics;
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
Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and assumptions that could cause our actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events. Such forward-looking statements speak only as of the date of this report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make or enter into.
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

Part I. Financial Information
Item 1. Financial Statements
ABSCI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except for share and per share data)	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$13,359	$20,025
Marketable securities	160,370	124,267
Prepaid expenses and other current assets	8,164	5,281
Total current assets	181,893	149,573
Operating lease right-of-use assets	2,146	2,914
Property and equipment, net	14,759	20,860
Intangibles, net	39,334	41,514
Restricted cash, long-term	1,059	1,053
Other long-term assets	383	383
TOTAL ASSETS	$239,574	$216,297
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,625	$19,348
Long-term debt	61	873
Operating lease obligations	2,085	1,805
Deferred revenue	1,090	739
Total current liabilities	18,861	22,765
Operating lease obligations, net of current portion	1,142	2,624
Deferred revenue, long-term	—	436
Other long-term liabilities	894	1,023
TOTAL LIABILITIES	20,897	26,848
STOCKHOLDERS' EQUITY
Preferred stock	—	—
Common stock	17	15
Additional paid-in capital	940,068	813,627
Accumulated deficit	(720,893)	(624,784)
Accumulated other comprehensive income (loss)	(515)	591
TOTAL STOCKHOLDERS' EQUITY	218,677	189,449
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$239,574	$216,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except for share and per share data)	2026	2025	2026	2025

Partner program revenue	$304	$378	$837	$2,150
Operating expenses
Research and development	23,572	19,249	65,463	56,071
Selling, general and administrative	9,038	8,441	27,260	26,441
Depreciation and amortization	2,688	2,842	8,112	8,914
Total operating expenses	35,298	30,532	100,835	91,426
Operating loss	(34,994)	(30,154)	(99,998)	(89,276)
Other income (expense)
Interest expense	(2)	(45)	(22)	(180)
Other income, net	1,714	1,597	3,987	4,066
Total other income, net	1,712	1,552	3,965	3,886
Loss before income taxes	(33,282)	(28,602)	(96,033)	(85,390)
Income tax expense	(18)	(104)	(76)	(231)
Net loss	$(33,300)	$(28,706)	$(96,109)	$(85,621)

Net loss per share: Basic and diluted	$(0.19)	$(0.20)	$(0.60)	$(0.65)

Weighted-average common shares outstanding: Basic and diluted	171,799,223	143,769,552	160,804,654	132,114,850

Comprehensive loss:
Net loss	$(33,300)	$(28,706)	$(96,109)	$(85,621)
Foreign currency translation adjustments	(134)	14	(251)	415
Unrealized gain (loss) on marketable securities	(531)	175	(855)	89
Comprehensive loss	$(33,965)	$(28,517)	$(97,215)	$(85,117)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except for share data)	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balances - December 31, 2025	151,515,079	$15	$813,627	$(624,784)	$591	$189,449
Issuance of common shares	2,871,218	—	7,957	—	—	7,957
Issuance of shares under stock plans, net of shares withheld for tax payments	963,838	—	59	—	—	59
Stock-based compensation	—	—	4,392	—	—	4,392
Foreign currency translation adjustments	—	—	—	—	(65)	(65)
Unrealized loss on marketable securities	—	—	—	—	(222)	(222)
Net loss	—	—	—	(29,599)	—	(29,599)
Balances - March 31, 2026	155,350,135	15	826,035	(654,383)	304	171,971
Issuance of common shares, net of issuance costs of $400	14,286,305	2	98,140	—	—	98,142
Issuance of shares under stock plans, net of shares withheld for tax payments	1,922,030	—	4,847	—	—	4,847
Stock-based compensation	—	—	4,535	—	—	4,535
Foreign currency translation adjustments	—	—	—	—	(52)	(52)
Unrealized loss on marketable securities	—	—	—	—	(102)	(102)
Net loss	—	—	—	(33,210)	—	(33,210)
Balances - June 30, 2026	171,558,470	17	933,557	(687,593)	150	246,131
Issuance of shares under stock plans, net of shares withheld for tax payments	823,232	—	2,105	—	—	2,105
Stock-based compensation	—	—	4,406	—	—	4,406
Foreign currency translation adjustments	—	—	—	—	(134)	(134)
Unrealized loss on marketable securities	—	—	—	—	(531)	(531)
Net loss	—	—	—	(33,300)	—	(33,300)
Balances - September 30, 2026	172,381,702	$17	$940,068	$(720,893)	$(515)	$218,677

(In thousands, except for share data)	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balances - December 31, 2024	115,362,265	$12	$688,726	$(509,601)	$(4)	$179,133
Issuance of common shares, net of issuance costs	10,983,477	1	39,158	—	—	39,159
Issuance of shares under stock plans, net of shares withheld for tax payments	1,195,012	—	1,914	—	—	1,914
Stock-based compensation	—	—	4,913	—	—	4,913
Foreign currency translation adjustments	—	—	—	—	77	77
Unrealized loss on marketable securities	—	—	—	—	(54)	(54)
Net loss	—	—	—	(26,346)	—	(26,346)
Balances - March 31, 2025	127,540,754	13	734,711	(535,947)	19	198,796
Issuance of shares under stock plans, net of shares withheld for tax payments	136,426	—	102	—	—	102
Stock-based compensation	—	—	4,752	—	—	4,752
Foreign currency translation adjustments	—	—	—	—	324	324
Unrealized loss on marketable securities	—	—	—	—	(32)	(32)
Net loss	—	—	—	(30,569)	—	(30,569)
Balances - June 30, 2025	127,677,180	13	739,565	(566,516)	311	173,373
Issuance of common shares, net of issuance costs	21,778,560	2	60,647	—	—	60,649
Issuance of shares under stock plans, net of shares withheld for tax payments	290,295	—	451	—	—	451
Stock-based compensation	—	—	4,384	—	—	4,384
Foreign currency translation adjustments	—	—	—	—	14	14
Unrealized gain on marketable securities	—	—	—	—	175	175
Net loss	—	—	—	(28,706)	—	(28,706)
Balances - September 30, 2025	149,746,035	$15	$805,047	$(595,222)	$500	$210,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSCI CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
(In thousands)	2026	2025
Cash Flows From Operating Activities
Net loss	$(96,109)	$(85,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,112	8,914
Stock-based compensation	13,818	14,064
Accretion of discount on marketable securities	(1,332)	(2,016)
Other	(824)	(308)
Accounts receivable, net	—	(1,000)
Prepaid expenses and other current assets	(2,761)	(283)
Operating lease right-of-use assets and liabilities	(434)	(412)
Other long-term assets	—	249
Accounts payable and accrued expenses	(3,722)	2,210
Deferred revenue	(86)	460
Net cash used in operating activities	(83,338)	(63,743)
Cash Flows From Investing Activities
Purchases of property and equipment	(40)	(1,210)
Investment in marketable securities	(116,613)	(134,871)
Proceeds from maturities of marketable securities	80,987	65,191
Proceeds from sales of property and equipment	46	1,183
Net cash provided by (used in) investing activities	(35,620)	(69,707)
Cash Flows From Financing Activities
Principal payments on long-term debt	(812)	(2,619)
Principal payments on finance lease obligations	—	(77)
Proceeds from issuance of common stock, net	106,099	102,336
Proceeds from issuance of common stock through employee equity plans, net	7,011	2,467
Net cash provided by financing activities	112,298	102,107
Net increase (decrease) in cash, cash equivalents, and restricted cash	(6,660)	(31,343)
Cash, cash equivalents and restricted cash - Beginning of period	21,078	58,214
Cash, cash equivalents, and restricted cash - End of period	$14,418	$26,871

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
3.Revenue recognition
Contract balances
Contract assets are generated when contractual billing schedules differ from revenue recognition timing and the Company records a contract asset when it has a conditional right to consideration. As of September 30, 2026 contract assets were $0.3 million. Contract liabilities are recorded as deferred revenue when cash payments are received or due in advance of the satisfaction of performance obligations. As of September 30, 2026 and December 31, 2025, contract liabilities were $1.1 million and $1.2 million, respectively. During the three and nine months ended September 30, 2026, the Company recognized $0.1 million and $0.6 million, respectively, as revenue that had been included in deferred revenue at the beginning of the period. During the three and nine months ended September 30, 2025, the Company recognized $0.2 million and $0.8 million, respectively, as revenue that had been included in deferred revenue at the beginning of the period. The Company expects the remaining contract liabilities to be recognized as revenue within the next 12 months.
Concentration of risk
During the three and nine months ended September 30, 2026, two partners represented 100% of total partner program revenue. During the three months ended September 30, 2025, two partners represented approximately 93% of total partner program revenue. During the nine months ended September 30, 2025, three partners represented 98% of total partner program revenue. For the three and nine months ended September 30, 2026 and 2025, substantially all partner program revenue was attributable to foreign partners.

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
The amortized cost and fair value of investments are as follows (in thousands):

	September 30, 2026
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Assets
Money market funds	$6,892	$—	$—	$6,892
U.S. treasuries	161,017	—	(647)	160,370
Total	$167,909	$—	$(647)	$167,262
Classified as:
Cash equivalents				$6,892
Marketable securities				160,370
Total				$167,262

	December 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Assets
Money market funds	$14,410	$—	$—	$14,410
U.S. treasuries	124,059	208	—	124,267
Total	$138,469	$208	$—	$138,677
Classified as:
Cash equivalents				$14,410
Marketable securities				124,267
Total				$138,677

As of September 30, 2026, the Company held $44.6 million in marketable securities with a remaining maturity of greater than one year. There were no realized gains or losses on securities for the nine months ended September 30, 2026 and 2025. Unrealized gains and losses on securities are not related to changes in credit and are attributed to changes in interest rates. There are no investments in a continuous unrealized loss position for more than twelve months as of September 30, 2026. The Company does not intend to sell securities that are in an unrealized loss.
5.Fair value measurements
The FASB has defined fair value to establish a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
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
The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Debt Securities:
Money market funds	$6,892	$—	$—	$6,892
U.S. treasuries	—	160,370	—	160,370
Total assets	$6,892	$160,370	$—	$167,262

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Debt Securities:
Money market funds	$14,410	$—	$—	$14,410
U.S. treasuries	6,873	117,394	—	124,267
Total assets	$21,283	$117,394	$—	$138,677

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6.Accounts payable and accrued expenses
Total accounts payable and accrued expenses reported on the condensed consolidated balance sheets are as follows (in thousands):

	September 30,	December 31,
	2026	2025
Accounts payable	$6,006	$2,756
Accrued compensation	4,272	6,615
Accrued nonclinical and clinical development expenses	1,100	6,350
Accrued other	4,247	3,627
Total accounts payable and accrued expenses	$15,625	$19,348

7.Common stock
Public offering of common stock
In June 2026, the Company sold an aggregate of 13,495,277 shares of its common stock pursuant to an underwriting agreement with Jefferies LLC, J.P. Morgan Securities LLC, TD Securities (USA) LLC, and Guggenheim Securities LLC, at a public offering price of $7.41 per share. The Company received total net proceeds from the offering of approximately $93.6 million after deducting underwriting discounts and commissions and offering expenses payable by the Company.
At-the-market offering
In August 2025, the Company entered into a Sales Agreement with TD Securities (USA) LLC, as Sales Agent (the “Sales Agreement”), with respect to an “at the market offering” program under which the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $100.0 million through the Sales Agent. The Company has agreed to pay the Sales Agent a commission of up to 3.0% of the gross proceeds of any shares sold under the Sales Agreement. Upon execution, the Sales Agreement terminated and superseded the prior sales agreement entered into in June 2023 in its entirety. During the nine months ended September 30, 2026, the Company issued and sold 3,662,246 shares and received $12.5 million in net proceeds from the sale of securities pursuant to the Sales Agreement.
Private investment in public equity
In January 2025, the Company entered into a strategic collaboration with Advanced Micro Devices, Inc. (AMD) and sold an aggregate of 5,714,285 shares of the Company’s common stock to AMD for net proceeds of $20.0 million through a private investment in public equity (PIPE). This strategic collaboration with AMD has a goal to optimize the performance of AMD InstinctTM accelerators and ROCmTM software to support the Company’s AI drug creation, including its de novo antibody design models. The issuance of stock to AMD was at a premium of approximately $2.5 million over the market price on the issuance date. The premium was recorded to accrued expenses and other long-term liabilities on the condensed consolidated balance sheet and will be recognized as a credit to research and development expense over the collaboration term. The amortization of the premium was $0.6 million for the nine months ended September 30, 2026.

8.Stock-based compensation
The Company grants stock options, restricted stock units, and stock appreciation rights (“SARs”) under the 2021 Stock Option and Incentive Plan (“2021 Plan”) and the 2023 Inducement Plan (the “2023 Inducement Plan”). On January 1, 2026, the number of shares of common stock reserved for future issuance under the 2021 Plan was increased by 7,575,754 shares pursuant to an automatic annual increase. As of September 30, 2026, 9,228,505 shares were available for issuance under the 2021 Plan. As of September 30, 2026, 798,000 shares were available for issuance under the 2023 Inducement Plan.

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Total stock-based compensation expense related to the Company’s stock-based awards was recorded in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$1,515	$1,982	$5,861	$6,020
Selling, general and administrative	2,953	2,414	8,232	8,073
Total stock-based compensation expense	$4,468	$4,396	$14,093	$14,093

Stock Options
Stock options generally vest 25% after one year from the date of the grant with the remainder vesting monthly over the following three-year period or ratably over three years in three equal installments. The Company recognizes forfeitures as they occur and uses the straight-line expense recognition method. Activity for stock options is shown below:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands $)
Outstanding at December 31, 2025	20,716,511	$3.27	7.5
Granted	7,196,700	3.56
Exercised	(2,904,755)	2.81		10,685
Canceled/Forfeited	(2,587,757)	3.04
Expired	(63,472)	7.77
Outstanding at September 30, 2026	22,357,227	3.44	7.7	164,946
Exercisable at September 30, 2026	11,444,048	$3.40	6.5	$85,331

As of September 30, 2026, total unrecognized stock-based compensation related to stock options was $23.3 million, which the Company expects to recognize over a remaining weighted average period of 2.4 years.
Restricted stock units
Restricted stock units subject to time-based vesting generally vest over a term of 1-4 years. The Company recognizes forfeitures as they occur and uses the straight-line expense recognition method. Activity for restricted stock units is shown below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	3,789,634	$3.32
Granted	2,180,150	3.02
Vested	(1,023,485)	3.40
Forfeitures	(806,517)	2.84
Unvested as of September 30, 2026	4,139,782	$3.23

As of September 30, 2026, there was $6.0 million of unrecognized compensation expense related to the outstanding restricted stock units expected to be recognized over a remaining weighted-average period of 2.1 years.

ABSCI CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Restricted stock unit award with market conditions
In March 2024, the Company granted 1,500,000 performance restricted stock units to its Founder and Chief Executive Officer that contained market conditions (the “2024 Market Award”). Subject to the holder’s continued service, the 2024 Market Award provided for vesting in tranches once the Company’s closing stock price meets or exceeds certain thresholds established by the Company’s Compensation Committee of the Board of Directors. The original grant-date fair value of the 2024 Market Award of $5.5 million was determined using a Monte Carlo simulation model using an expected volatility of 97% and risk-free rate of 4.5%. The stock-based compensation expense was recognized over the derived service period for each tranche over periods up to 1.3 years. As of September 30, 2026, the stock price threshold of $10.00 for the 2024 Market Award had been met resulting in 150,000 shares vesting. Any unvested tranches of the 2024 Market Award will expire in March 2027 if the vesting conditions are not met.
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
The following potentially dilutive securities, presented based on amounts outstanding at period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders because including them would be anti-dilutive:

	For the Nine Months Ended September 30,
	2026	2025
Stock options	22,357,227	21,905,416
Restricted stock units	4,139,782	4,420,360
Total	26,497,009	26,325,776

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
The table below is a summary of the significant segment expenses (in thousands) provided to the Company’s CODM on a regular basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Drug creation programs and platform (1)	$8,912	$5,669	$21,040	$14,963
External nonclinical and clinical development (2)	6,190	3,606	17,329	11,660
Personnel (3)	9,149	10,488	27,964	30,638
Stock-based compensation	4,468	4,396	14,093	14,093
General & administrative	3,890	3,531	12,256	11,390
Depreciation and amortization	2,688	2,842	8,112	8,914
Other (gain)/loss, net (4)	1	—	41	(232)
Total operating expenses	$35,298	$30,532	$100,835	$91,426

(1) “Drug creation programs and platform” consists of research and development costs incurred related to the Company’s internally developed programs and drug creation partnership programs for activities prior to the nomination of a development candidate and the continued development of the Company’s Integrated Drug Creation platform.
(2) “External nonclinical and clinical development” expense consists of external costs incurred following the Company’s nomination of a development candidate, including all subsequent contract research services, contract manufacturing, consulting fees, and other external costs related to nonclinical and clinical development.
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

Pipeline Programs
Our pipeline is composed of programs which leverage our differentiated capabilities in de novo design, multi-parametric lead optimization, and reverse immunology. These programs have been designed to address areas with significant unmet medical needs with potential “first-in-class”, “best-in-class”, or “disease modifying” profiles.
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
In June 2026, we announced positive interim Phase 1 data from the HEADLINE trial, which included interim blinded data indicating that ABS-201 appeared well tolerated, with favorable safety data across all blinded single ascending dose (SAD) cohorts. Additionally, the estimated half-life of at least 65 days supports potential for ABS-201's targeted dosing interval of two or three injections over a six-month period. Interim proof-of-concept data, including data on exploratory efficacy endpoints, are expected in December 2026 and full proof-of-concept data in early 2027.

ABS-201 for the Treatment of Endometriosis
Published literature suggests that PRL and PRLR may play a role in the development of endometrial lesions and associated pain in patients with endometriosis. As such, inhibition of PRLR signaling may influence pathways associated with lesion development and pain perception. As a result, ABS-201 may have the potential to affect both lesion growth and pain-related pathways. We intend to evaluate, and if possible, rely on the data generated from the HEADLINE trial, together with other available information, as part of our assessment of potential next steps for this ABS-201 program. We believe that the HEADLINE trial could provide supporting first-in-human safety, tolerability, and PK data that may inform the planned Phase 2 clinical trial evaluating ABS-201 in patients with endometriosis. Based on these and other considerations, we anticipate initiating a Phase 2 STORYLINE trial for endometriosis in mid-2027. The planned Phase 2, double-blind, randomized, placebo-controlled trial will assess efficacy and safety in participants with surgically-diagnosed endometriosis and moderate to severe endometriosis-associated pain (EAP) after a run-in period. Efficacy endpoints will include reductions in dysmenorrhea and non-menstrual pelvic pain as reported via patient-reported measures. For this trial, we anticipate recruiting approximately 150 patients from approximately 10 or more countries, subject to protocol finalization and regulatory clearance. We are designing STORYLINE as a dose-ranging trial and anticipate testing two or three dose levels that will be confirmed following review of HEADLINE data.

ABS-202
ABS-202 is a second novel anti-PRLR antibody program, designed using our generative AI platform, currently in nonclinical development as a potential treatment for an undisclosed immunology and inflammation indication.
Nonclinical Stage Programs
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
Financial results
Revenue was $0.3 million and $0.8 million for the three and nine months ended September 30, 2026, respectively, compared to $0.4 million and $2.2 million for the three and nine months ended September 30, 2025, respectively. The decrease in revenue is due to a combination of the timing of achieving project-based milestones and the mix of ongoing program activity under our drug creation agreements. We incurred a net loss of $33.3 million and $96.1 million for the three and nine months ended September 30, 2026, respectively, compared to a net loss of $28.7 million and $85.6 million for the three and nine months ended September 30, 2025, respectively. Research and development expenses increased by $9.4 million, or 17%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
As of September 30, 2026, we had an accumulated deficit of $720.9 million and cash, cash equivalents and marketable securities totaling $173.7 million.
We expect to continue to incur significant expenses in connection with our ongoing activities, including as we:
•develop ABS-201 and other internally developed programs across diverse indications, including the advancement of these product candidates through nonclinical and clinical development;
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
We expect research and development expenses to continue to increase in absolute dollars as we advance the HEADLINE trial, prepare for and conduct later stage trials in pattern hair loss, prepare for and conduct the planned Phase 2 STORYLINE trial, advance our other internally developed programs, and continue to invest in our Integrated Drug Creation platform.
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
Results of Operations
The results of operations presented below should be reviewed in conjunction with our condensed consolidated financial statements and notes included elsewhere in this Quarterly Report. The following tables set forth our results of operations for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Partner program revenue	$304	$378	$837	$2,150
Operating expenses
Research and development	23,572	19,249	65,463	56,071
Selling, general and administrative	9,038	8,441	27,260	26,441
Depreciation and amortization	2,688	2,842	8,112	8,914
Total operating expenses	35,298	30,532	100,835	91,426
Operating loss	(34,994)	(30,154)	(99,998)	(89,276)
Other income (expense)
Interest expense	(2)	(45)	(22)	(180)
Other income, net	1,714	1,597	3,987	4,066
Total other income, net	1,712	1,552	3,965	3,886
Loss before income taxes	(33,282)	(28,602)	(96,033)	(85,390)
Income tax expense	(18)	(104)	(76)	(231)
Net loss	$(33,300)	$(28,706)	$(96,109)	$(85,621)

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025
Revenue
Partner program revenue decreased by $0.1 million, or 20%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 and decreased by $1.3 million, or 61%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, driven by a combination of the timing of achieving project-based milestones and the mix of ongoing program activity under our drug creation agreements.

Operating expenses
The following tables summarize our operating expenses for the three and nine months ended September 30, 2026 and 2025 (In thousands, except for percentages):

	For the Three Months Ended September 30,
	2026	2025	$ Change	% Change
Operating expenses
Research and development	$23,572	$19,249	$4,323	22%
Selling, general and administrative	9,038	8,441	597	7%
Depreciation and amortization	2,688	2,842	(154)	(5)%
Total operating expenses	$35,298	$30,532	$4,766	16%

	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Operating expenses
Research and development	$65,463	$56,071	$9,392	17%
Selling, general and administrative	27,260	26,441	819	3%
Depreciation and amortization	8,112	8,914	(802)	(9)%
Total operating expenses	$100,835	$91,426	$9,409	10%

Research and development
Research and development expenses increased by $4.3 million, or 22%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily attributable to a net increase of $2.6 million in direct costs associated with external nonclinical and clinical development, primarily driven by an increase from ABS-201, an increase of $3.2 million of other drug creation and platform costs, and a $0.2 million increase in other lab costs. This increase was offset by a decrease of $1.7 million of personnel costs and stock-based compensation.
Research and development expenses increased by $9.4 million, or 17%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily attributable to a net increase of $5.7 million in direct costs associated with external nonclinical and clinical development, primarily driven by an increase from ABS-201, an increase of $6.1 million of other drug creation and platform costs, and a $0.9 million increase in other lab costs. This increase was offset by a decrease of $3.3 million of personnel costs and stock-based compensation.
Selling, general and administrative expenses
Selling, general, and administrative expenses increased by $0.6 million, or 7%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily attributable to an increase of $0.5 million in stock-based compensation costs.
Selling, general, and administrative expenses increased by $0.8 million, or 3%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily attributable to an increase of $0.6 million in personnel and stock-based compensation costs and an increase of $0.2 million in other administrative costs.
Depreciation and amortization
Depreciation and amortization expense decreased by $0.2 million, or 5%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 and decreased by $0.8 million, or 9%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to disposals of lab equipment.

Other income (expense)
Other income, net
Other income, net, was consistent for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.
Other income, net, was consistent for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Liquidity and Capital Resources
Overview
As of September 30, 2026, we had $173.7 million of cash, cash equivalents and marketable securities.
We have incurred net operating losses since inception. As of September 30, 2026, our accumulated deficit was $720.9 million. To date, we have funded operations through issuances and sales of equity securities and debt, in addition to revenue generated from our drug creation agreements. We believe that our cash, cash equivalents and marketable securities will be sufficient to meet our operating expenses, working capital and capital expenditure needs over at least the next 12 months following the date of this filing.
Our future capital requirements will depend on many factors, including, but not limited to our ability to raise additional capital through equity or debt financing, the development of our internally developed programs including the progress and strategy of our nonclinical and clinical activities, our ability to successfully enter into additional partnerships with new and existing partners, the advancement of technology development activities with existing and future partners, the successful nonclinical and clinical development by us and our partners of product candidates generated using our Integrated Drug Creation platform, and the successful commercialization by us and our partners of any such product candidates that are approved. If we are unable to execute on our business plan and adequately fund operations, or if our business plan requires a level of spending in excess of cash resources, we may be required to change our strategies related to nonclinical and clinical development and our approach to negotiating partnerships. Alternatively, we may need to seek additional equity or debt financing, which may not be available on terms acceptable to us or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our programs, making product acquisitions, making capital expenditures, or declaring dividends. If we are unable to generate sufficient revenue or raise additional capital when desired, our business, financial condition, results of operations and prospects would be adversely affected.
Sources of liquidity
Since our inception, we have financed our operations primarily from the issuance and sale of our redeemable convertible preferred stock, issuances of equity securities, borrowings under long-term debt agreements, and to a lesser extent, cash flow from operations.
At-the-market offering
In August 2025, we entered into a Sales Agreement with TD Securities (USA) LLC, as Sales Agent (the “Sales Agreement”), with respect to an “at the market offering” program under which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $100.0 million through the Sales Agent. We have agreed to pay the Sales Agent a commission of up to 3.0% of the gross proceeds of any shares sold under the Sales Agreement. Upon execution, the Sales Agreement terminated and superseded the prior sales agreement entered into in June 2023 in its entirety. During the nine months ended September 30, 2026, we issued 3,662,246 shares and received $12.5 million in net proceeds from the sale of common stock pursuant to the Sales Agreement.
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
Cash Flows
The following summarizes our cash flows (In thousands):

	For the Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in)
Operating activities	(83,338)	(63,743)
Investing activities	(35,620)	(69,707)
Financing activities	112,298	102,107
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(6,660)	$(31,343)

Cash flows from operating activities
In the nine months ended September 30, 2026, net cash used in operating activities was $83.3 million and consisted primarily of a net loss of $96.1 million adjusted for non-cash items, including depreciation and amortization expense of $8.1 million, stock-based compensation expense of $13.8 million, and a net increase in operating assets and liabilities in the amount of $7.0 million.
In the nine months ended September 30, 2025, net cash used in operating activities was $63.7 million and consisted primarily of a net loss of $85.6 million adjusted for non-cash items, including depreciation and amortization expense of $8.9 million, stock-based compensation expense of $14.1 million, and a net decrease in operating assets and liabilities in the amount of $1.2 million.
Net cash used in operations increased by $19.6 million year-over-year primarily due to increased research and development costs, including external nonclinical and clinical development costs related to our internally developed programs.
Cash flows from investing activities
In the nine months ended September 30, 2026, net cash used in investing activities was $35.6 million primarily from purchases of marketable securities of $116.6 million, partially offset by maturities of marketable securities of $81.0 million.
In the nine months ended September 30, 2025, net cash used in investing activities was $69.7 million primarily from purchases of marketable securities of $134.9 million, partially offset by maturities of marketable securities of $65.2 million.

Cash flows from financing activities
In the nine months ended September 30, 2026, net cash provided by financing activities was $112.3 million. The net cash provided resulted primarily from aggregate proceeds of $93.6 million from the issuance of stock in our June public offering, $12.5 million from the issuance of common stock pursuant to the Sales Agreement, and proceeds of $7.0 million from the issuance of common stock through employee equity plans.
In the nine months ended September 30, 2025, net cash provided by financing activities was $102.1 million. The net cash provided resulted primarily from aggregate proceeds of $102.3 million from the issuance of common stock pursuant to the PIPE with AMD, our July 2025 public offering, and our prior sales agreement, and proceeds of $2.5 million from the issuance of common stock through employee equity plans, partially offset by principal payments of $2.7 million made for financed equipment.
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
There were no material changes in our critical accounting policies and estimates during the nine months ended September 30, 2026.
Emerging Growth Company Status
We are an emerging growth company, as defined in the JOBS Act. We will cease to be an emerging growth company on December 31, 2026, the last day of the fiscal year following the fifth anniversary of our initial public offering, and beginning with our Annual Report on Form 10-K for the year ending December 31, 2026, we will no longer be able to rely on the extended transition period or the other exemptions described below. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. Section 107 of the JOBS Act provides that an emerging growth company may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 for complying with new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. Section 107 of the JOBS Act provides that we can elect to opt out of the extended transition period at any time, which election is irrevocable. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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
In addition, we are also a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act and have elected to take advantage of certain of the scaled back disclosure requirements available to smaller reporting companies, including providing reduced narrative disclosure, particularly in the description of executive compensation. Based on the market value of our common stock held by non-affiliates as of June 30, 2026, we will no longer qualify as a smaller reporting company beginning with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2027. In August 2025, the SEC released a Compliance and Disclosure Interpretation clarifying the filer status transition for registrants that lose their smaller reporting company status based on the revenue tests. Due to this interpretation, we will remain a non-accelerated filer for filings due in the fiscal year immediately following the loss of smaller reporting company status, allowing us to retain the exception from the auditor attestation requirement on internal control over financial reporting. However, the interpretation specifies that we will lose eligibility for all other smaller reporting company accommodations beginning with the Form 10-Q for the first fiscal quarter of the year after losing smaller reporting company status.
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
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We are a clinical-stage company. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates and undertaking nonclinical and early clinical studies related to our internally developed programs. All of our product candidates are still in nonclinical and early clinical development. We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes about 10 to 15 years to develop one new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition from a company with a research focus to a company capable of supporting commercial activities. We may not be successful in such a transition.
We do not anticipate generating any revenue from commercial product sales, if ever, until we successfully complete the clinical development of, and achieve regulatory approval for, any of our internally developed programs, all of which are still in clinical and nonclinical development.
In addition to the development of our internally developed programs, we began entering into drug creation collaborations for drug creation programs and co-development partnerships with third parties in 2018. We are still early in the adoption phase of our drug creation collaboration business model, and, as of November 12, 2026, no partner has entered into a license for clinical or commercial use of any intellectual property rights related to a product candidate or cell lines.
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
We have incurred significant losses since our inception. For the nine months ended September 30, 2026 and 2025, we incurred net losses of $96.1 million and $85.6 million, respectively. As of September 30, 2026, we had an accumulated deficit of $720.9 million. We expect that our operating expenses will continue to increase as we grow our business and advance our internally developed programs.
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
We will need to raise additional capital to fund our operations, nonclinical and clinical development of our internally developed programs, and to expand the capabilities of our Integrated Drug Creation platform. If we are unable to raise additional capital on terms acceptable to us or at all, we may not be able to continue to develop our internally developed programs and/or compete successfully with our Integrated Drug Creation platform, which would harm our business, operations, and financial condition.
As of September 30, 2026, we had $173.7 million in cash, cash equivalents and marketable securities. We expect our current cash, cash equivalents and marketable securities and anticipated cash flows from operations will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months. If our available resources and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of higher expenses than we anticipate related to internally developed programs or our investments in our Integrated Drug Creation platform or any other technology, lower demand from existing and potential partners for our Integrated Drug Creation platform, or the realization of other risks described in this "Risk Factors” section, we will be required to raise additional capital through issuances of equity or convertible debt securities, entrance into a credit facility or another form of third party funding, or seek other sources of financing. Such additional financing may not be available on terms acceptable to us or at all.
In any event, we may consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons. For example, this may include reasons such as to:
•advance our existing internally developed programs through nonclinical and clinical development;
•advance new or additional internally developed programs through nonclinical and clinical development;
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
Our present and future funding requirements will depend on many factors, including:
•the cost of expanding our operations, including our ongoing and planned nonclinical and clinical development activities for our internally developed programs;
•nonclinical and clinical development, including costs associated with building our internal clinical and regulatory capabilities and contracting with third-party clinical investigators, contract research organizations (CROs), manufacturers and suppliers, or clinical data management organizations;
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
For the nine months ended September 30, 2026, all of our revenue was generated by performing drug creation activities for our partnered programs. To date, such fees have generally been payable upon both the inception of, and the demonstration of technical achievement of program milestones, under drug creation agreements with our partners. Our business model depends, in part, on the successful completion of the drug creation phase under these arrangements and on our subsequent entry into long-term license arrangements with our partners that entitle us to development, regulatory and commercial milestones and/or royalties with respect to product candidates generated through our Integrated Drug Creation platform, as well as product candidates discovered and/or manufactured in cell lines developed by us. We are still in the very early stages of implementing our drug creation model and, to date, no partner has entered into a license for clinical or commercial use of any intellectual property rights related to product candidates discovered thereunder or cell lines developed by us. If we are unable to maintain these partnerships (including if such partnerships are terminated prior to or upon completion of the drug creation phase) or we are otherwise unable to enter into commercial license agreements for our partnered programs, we will not receive any downstream payments, which may have a material and adverse effect on our business prospects. Additionally, any such license agreements that we may enter into may not be on terms that are favorable to us and may not result in meaningful revenues to us, or at all, or such license agreements may be terminated.
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
In addition, even if these product candidates receive regulatory approval in the United States, our partners may never obtain approval or commercialize outside of the United States, which would limit their full market potential and therefore our ability to realize their potential downstream value. In addition, regulatory authorities may approve any of the product candidates that we may develop for fewer or more limited indications than requested. Furthermore, approved drugs may not achieve broad market acceptance among physicians, patients, the medical community and third-party payors, in which case revenue generated from their sales would be limited. Likewise, we or our partners have to make decisions about which clinical stage and nonclinical product candidates to develop and advance, and we or our partners may not have the resources to invest in all of the product candidates generated using our Integrated Drug Creation platform, or clinical data and other development considerations may not support the advancement of one or more product candidates. Decision-making about which product candidates to prioritize involves inherent uncertainty, and we or our partners’ decision-making and resource prioritization decisions, which in the case of our partners are outside of our control, may adversely affect the potential value of those partnerships. Additionally, subject to its contractual obligations to us, if one more of our partners is involved in a business combination, the partner might de-emphasize or terminate the development or commercialization of any product candidate generated using our Integrated Drug Creation platform. If one of our partners terminates its agreement with us, we may find it more difficult to attract new partners.
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
We or our partners’ failure to effectively develop or commercialize any product candidates generated using our platform could have a material adverse effect on our business, financial condition, results of operations and prospects, and cause the market price of our common stock to decline. In addition to the inherent uncertainty in drug development addressed above, our ability to forecast our future financial performance and revenues may be limited.
Positive results from early nonclinical studies or preliminary clinical data may not necessarily predict later-stage results, and interim clinical data may change as additional data become available. If we cannot replicate the positive results from our earlier nonclinical studies of our product candidates in our later nonclinical studies, clinical trials and future clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our product candidates.
We may from time to time disclose results from nonclinical testing or preliminary data or interim results from clinical trials of our product candidates. Positive results from early nonclinical studies, exploratory analyses or preliminary results from clinical trials of our product candidates may not be predictive of the results of later nonclinical studies or future clinical trials. In addition, results in one indication may not be predictive of results to be expected for the same or a similar product candidate in another indication. Many companies in the biopharmaceutical industry have experienced significant setbacks in later-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. The results of nonclinical studies and early-stage clinical trials may not be replicated in later nonclinical studies or in larger or more advanced clinical trials conducted under different protocols or conditions.
In addition, differences in study design, patient populations, endpoints and other trial characteristics may also affect the extent to which early results are predictive of later-stage development.
Nonclinical studies are conducted in laboratory models and animals and may not accurately predict the safety, tolerability, pharmacokinetics, pharmacodynamics, potency or efficacy of a product candidate in humans. Similarly, early clinical trials are typically conducted in small patient populations and over relatively short durations, and therefore may not be indicative of results obtained in larger or longer-term trials. Differences in trial design, eligibility criteria, patient populations, endpoints, dosing regimens, statistical analyses, manufacturing processes or other factors may also lead to results in later trials that differ materially from earlier findings.
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
If we are unable to replicate positive results from our earlier nonclinical studies or preliminary clinical trials in subsequent studies or trials, if biomarker or exploratory signals do not translate into clinically meaningful outcomes, or if our product candidates demonstrate unacceptable safety profiles or insufficient efficacy, the development of our product candidates could be delayed, limited or terminated. Any such setbacks could materially harm our business, financial condition, results of operations and prospects and may prevent us from successfully developing, obtaining regulatory approval for, and commercializing our product candidates.
In addition to the risks associated with interpreting nonclinical and clinical data, our discovery efforts rely in part on proprietary technologies, computational approaches and AI-enabled platforms to identify and design potential product candidates. While we believe these technologies may help accelerate aspects of the drug discovery process, the application of AI and computational methods to drug discovery is still evolving and has not yet consistently resulted in the successful development and regulatory approval of new therapeutic products. Product candidates identified or optimized using these technologies may not demonstrate the expected safety, tolerability, pharmacokinetic properties or therapeutic activity in nonclinical studies or clinical trials. Even if our platform generates promising product candidates, we may not be able to successfully advance those candidates through clinical development, obtain regulatory approval or achieve commercial success. As a result, our platform technologies may not result in the discovery or development of commercially viable product candidates, which could materially adversely affect our business, financial condition, results of operations and prospects.
Nonclinical and clinical development is uncertain. Our or our partners' nonclinical and clinical product candidates may experience delays or may never advance to and/or through clinical trials, which would adversely affect our or our partners’ ability to obtain regulatory approvals or commercialize these product candidates on a timely basis or at all, which would have an adverse effect on our business.
We are in early development of product candidates, including our Phase 1/2a clinical trial of ABS-201. With respect to ABS-201 clinical development, we have dosed planned SAD cohorts and continue to dose MAD cohorts in our clinical trials of ABS-201. We also conducted a Phase 1 clinical trial of ABS-101, our anti-TL1A antibody candidate. In November 2025, we reported interim Phase 1 results for ABS-101 and later decided to seek a partner for ABS-101 rather than pursue further internal clinical development beyond the Phase 1 trial. Prior to these clinical trials, we have focused our efforts on platform development, discovery, research, nonclinical and early clinical development. Our other ongoing programs remain in the research or nonclinical stage of development. Thus, we have limited experience as a company in conducting clinical trials.
We cannot guarantee that any clinical trials will be initiated or conducted as planned or completed on schedule, if at all. For example, following a favorable early safety profile and notwithstanding positive interim Phase 1 results as announced in November 2025, we made the strategic decision to seek a partner for ABS-101 rather than advance it through later-stage development ourselves.
We also cannot be sure that submission of an IND (or foreign equivalent) will result in the FDA or other regulatory authority, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could cause us or a regulatory authority to suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our current and future clinical trials may not be successful. If our nonclinical product candidates experience delays or never advance to clinical trials, it would have an adverse effect on our business.
In order to obtain FDA approval to market a new biological product, we or our partners must demonstrate proof of safety, purity and potency or efficacy in humans. To meet these requirements, we or our partners will have to conduct adequate and well-controlled clinical trials. Before we or our partners can commence clinical trials for a product candidate, we or our partners must complete extensive nonclinical testing and studies that support our planned INDs in the United States. All of our internally developed programs are in early clinical or nonclinical development. We cannot be certain of the timely completion or outcome of our or our partners' nonclinical testing and studies and cannot predict if the FDA will accept our or our partners' proposed clinical programs or if the outcome of our or our partners' nonclinical testing and studies will ultimately support the further development of our product candidates. As a result, we cannot be sure that we or our partners will be able to submit INDs or similar applications for our product candidates on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin. Further, changes and cuts in FDA staffing have been reported as resulting in delays in the FDA’s responsiveness or in its ability to review IND submissions, or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion.
Conducting nonclinical testing is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. Delays associated with programs for which we are directly conducting nonclinical testing and studies may cause us or our partners to incur additional operating expenses. The commencement and rate of completion of nonclinical studies and clinical trials for a product candidate may be delayed by many factors, including, for example:
•inability to generate sufficient nonclinical or other data through in vivo or in vitro studies to support the initiation of clinical trials;
•delays in reaching a consensus with regulatory agencies on study design;

•the FDA or other regulatory authorities not allowing us to rely on previous findings of safety and efficacy for other similar but approved products and published scientific literature; and
•use of our product candidates could be associated with adverse side effects, adverse events or other properties or safety risks, which could delay or preclude approval, cause us or our partners to suspend or discontinue nonclinical or clinical trials, abandon a product candidate, limit the commercial profile of an approved product or result in other significant negative consequences.
Moreover, even if clinical trials do begin for our product candidates, our or our partners' development efforts may not be successful, and clinical trials that we or our partners conduct or that third parties conduct on our or our partners' behalf may not demonstrate sufficient safety, purity and potency or efficacy to obtain the requisite regulatory approvals for any of product candidates we develop. Even if we or our partners obtain positive results from nonclinical studies or initial clinical trials, we or our partners may not achieve the same success in future trials.
If we or our partners experience any of a number of possible unforeseen or negative events in connection with nonclinical or clinical development, regulatory approval or commercialization of product candidates generated through our platform, this could negatively affect our revenue opportunity for that program, and/or have broader deleterious effects on our reputation and future partnership prospects.
We or our partners may experience numerous unforeseen events during, or as a result of, nonclinical studies or any clinical trials that could delay or prevent the ability to conduct further development or obtain regulatory approval or licensure of, or commercialize, product candidates, including:
•nonclinical studies designed to enable the submission of IND applications, or other nonclinical development activities, by our partners may not result in data sufficient to support the advancement of the applicable product candidates into clinical development, or our partners may abandon development activities for such product candidates prior to any IND submission for a variety of reasons;
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
•the outcome of our or our partners’ nonclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results;
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
The clinical development of our product candidates could be substantially delayed if we are required to conduct unanticipated studies, including nonclinical studies or clinical trials, or if the FDA imposes other requirements or restrictions including on the manufacture, of our product candidates.
The FDA may require us to generate additional nonclinical, product, manufacturing, or clinical data as a condition to initiating and conducting any future clinical trials of our or our partners’ product candidates generated using our platform technology. Additionally, the FDA may in the future have comments, or impose requirements, on the initiation and conduct of our clinical trials or those of our partners, including trial endpoints and the protocols, processes, materials and facilities we or our partners use to manufacture our product candidates in support of clinical trials. Any requirements to generate additional data, or redesign or modify applicable endpoints, protocols, processes, materials or facilities, or other additional comments, requirements or impositions by the FDA, may cause delays in the initiation or conduct of future clinical trials for our or our partners’ product candidates and subsequent development activities, and could require us to incur additional development or manufacturing costs and resources, seek funding for these increased costs or resources or delay our timeline for, or cease, our nonclinical or clinical development activities for our product candidates, or could create uncertainty and additional complexity in our ability to obtain regulatory approval for our product candidates and to achieve revenue-generating milestones under our agreements with our partners.

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
Even if our ongoing and planned clinical trials are successful, we will need to conduct additional clinical trials, which may include registrational trials, trials in additional patient populations or under different treatment conditions, and trials using different manufacturing protocols, processes, materials or facilities or under different manufacturing conditions, before we are able to seek approvals for our product candidates from the FDA and regulatory authorities outside the United States to market and sell these product candidates. In addition, changes in regulatory policies, priorities or interpretations by regulatory authorities may result in delays in regulatory review and approval processes or create uncertainty regarding approval pathways. If we fail to meet regulatory requirements necessary to support continued clinical development, if our clinical development activities are delayed or suspended, or if we are unable to obtain or maintain regulatory approvals with an acceptable scope, our business, prospects, financial condition and results of operations could be adversely affected.
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
Moreover, the acceptance of data from clinical trials conducted outside the United States by the FDA may be subject to certain conditions, or the FDA may not accept such data at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, regardless of whether such trials were conducted under an IND, the FDA will generally not approve the application on the basis of foreign data alone unless the data are applicable to the U.S. population and U.S. medical practice, the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations, and the FDA can validate the data through on-site inspections or other appropriate means. The FDA has signaled that foreign GCP inspections will be increasing alongside greater transparency of GCP inspection outcomes. Many foreign regulatory authorities have similar approval requirements, including in relation to the use of data from clinical trials conducted in foreign jurisdictions. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in any product candidates that we develop being delayed or not receiving approval for commercialization. Additionally, recent policy proposals in the United States may make acceptance by the FDA or inclusion in a marketing application of foreign data more difficult or costly.
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
We rely and expect to continue to rely on third parties to conduct our nonclinical studies and clinical trials. If those third parties do not perform as contractually required, fail to satisfy legal or regulatory requirements, miss expected deadlines or the relationship terminates prematurely, our internally developed programs could be delayed, more costly or unsuccessful, and such programs may never obtain regulatory approval or commercialization.
We have relied and intend to rely in the future on third-party clinical investigators, contract development and manufacturing organizations (CDMOs), CROs, and clinical data management organizations to conduct, supervise and monitor nonclinical studies and any eventual clinical trials of our current or future internally developed programs. Because we currently rely and intend to continue to rely on these third parties, we will have less control over the timing, quality and other aspects of nonclinical studies and clinical trials than if we conducted them independently. These parties are not, and will not be, our employees and we will have limited control over the amount of time and resources that they dedicate to our programs. Additionally, such parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs.
Our reliance on these third parties for development activities will reduce our control over these activities. Nevertheless, we will remain responsible for ensuring that each of our nonclinical studies are conducted in accordance with good laboratory practices and that our clinical trials are conducted in accordance with GCPs. Moreover, our business may be significantly impacted if our CROs, clinical investigators or other third parties violate federal or state healthcare fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.
In the event we are required to repeat, extend, delay or terminate our nonclinical or clinical development activities due to one or more third parties not successfully carrying out its contractual duties, meeting expected deadlines, or conducting development activities in accordance with regulatory requirements or our stated protocols, we may not be able to achieve, or may be delayed in achieving, product development milestones, including our internal timelines or certain regulatory requirements. As a result, our results of operations and the commercial prospects for our internally developed programs would be harmed, our costs could increase, and our ability to generate revenue and platform validation could be delayed. To the extent we are unable to successfully identify and manage the performance of third-party service providers in the future, our business may be materially and adversely affected.
From time to time we have relied upon, and may continue to rely upon, third parties that are based in jurisdictions outside the United States, including China. In December 2025, as part of the Fiscal Year 2026 National Defense Authorization Act, the BIOSECURE Act was enacted as Section 851 of the NDAA and restricts U.S. federal agencies from procuring biotechnology equipment or services from, or contracting, granting, or lending in connection with the use of biotechnology equipment or services provided by entities designated as “biotechnology companies of concern”(BCCs). A BCC designation arises either through inclusion on the Department of Defense’s Section 1260H list of Chinese military companies (where the entity also has a biotechnology nexus) or through a separate criteria-based process administered by the Office of Management and Budget (OMB), which is required to publish its initial BCC no later than December 2026, followed by implementing guidance and FAR rulemaking. In June 2026, the Department of Defense added WuXi AppTec Co., Ltd. to the Section 1260H list, citing alleged indirect ownership and affiliation with Chinese state and military-linked entities. WuXi AppTec challenged the designation in the U.S. District Court for the District of Columbia, and in August 2026 the court preliminarily enjoined the Department of Defense from enforcing the designation while the litigation is pending. The injunction does not preclude the Department of Defense from redesignating WuXi AppTec on a different justification, does not prevent OMB from designating WuXi AppTec or any other entity as a BCC through the separate criteria-based process, and may be appealed or modified. We cannot predict the outcome of this litigation, whether WuXi AppTec or any other entity we or our partners rely upon will ultimately be designated as a BCC, or the content or timing of OMB’s initial BCC list, implementing guidance, or FAR rulemaking.
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
From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of nonclinical studies and clinical trials, as well as the submission of regulatory filings. From time to time, we may publicly announce the expected timing of achieving certain of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, or at all, the commercialization of our programs or the validation of our platform technologies based on anticipated achievement of these milestones, may be delayed or never achieved and, as a result, our stock price may decline. Additionally, delays relative to our projected timelines are likely to cause overall expenses to increase, which may require us to raise additional capital sooner than expected and prior to achieving targeted development milestones.
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
• more extensive experience in designing and conducting nonclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing, marketing and selling pharmaceutical products;
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
In addition, CMS, through its Center for Medicare and Medicaid Innovation, has advanced mandatory payment models that would tie manufacturer rebates for certain Medicare drugs to international reference prices. In September 2026, CMS finalized the Global Benchmark for Efficient Drug Pricing (GLOBE) Model, a mandatory Medicare Part B model that, beginning in 2027, would require manufacturers of certain included drugs and biologics to pay rebates to the extent Medicare Part B payment exceeds an international benchmark. The final rule excludes certain categories of products and manufacturers, including certain orphan drugs and cell and gene therapies, but retains the model’s core international reference-pricing structure. CMS has also proposed the Guarding U.S. Medicare Against Rising Drug Costs (GUARD) Model, a proposed mandatory Medicare Part D model that would apply a similar international benchmark-based rebate approach, and has not yet finalized it. The GLOBE final rule is expected to be challenged in litigation, and we cannot predict the outcome of any such challenge, whether or when GUARD will be finalized or in what form, or whether CMS will adopt similar models in the future. Although we do not currently market any products, these models, if they apply to products developed by our partners, could reduce the revenue and pricing those partners expect to realize, and could therefore reduce the milestone payments and royalties we may receive and affect our partners’ development and investment decisions. If efforts to contain the price of biopharmaceutical products are successful, the magnitude of milestone payments and royalties we would expect to receive in connection with our partners’ future prioritization and investment in developing novel biologics may be impacted.
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
We utilize our Integrated Drug Creation platform to identify and design product candidates for our internally developed programs and, to a lesser extent, our partnered programs (i.e. programs developed in collaboration with third parties). As a result, the performance and capabilities of our Integrated Drug Creation platform and related technologies are important to our ability to identify and advance product candidates for our internal programs. If our platform does not perform as expected, or if we are unable to continue to develop and refine our platform technologies, our ability to identify, develop and advance product candidates for our internally developed programs could be adversely affected.
In particular, our business depends, among other things, on:
•our ability to successfully identify and design product candidates for our internally developed programs using our Integrated Drug Creation platform;
•advance our internally developed product candidates through nonclinical and clinical development         and, if approved, commercialization;
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
•develop and scale manufacturing and other processes to support research, nonclinical and clinical development activities;
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
The development of antibody-based therapeutics is capital intensive, and our success depends in significant part on our ability to apply our Integrated Drug Creation platform to identify, design and advance product candidates for our internally developed programs. We have only recently expanded the application of our Integrated Drug Creation platform into antibody therapeutic discovery. In order to realize the potential benefits of our platform, we will need to continue advancing its capabilities and successfully develop and progress our internally developed programs through nonclinical and clinical development. In some cases, we may seek to enter into collaboration or licensing arrangements with third parties for the further development of certain programs.
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
Our partners have significant discretion in determining when and whether to make announcements about the status of our partnerships, including about nonclinical and clinical developments and timelines for advancing product candidates generated using our Integrated Drug Creation platform. We do not plan to disclose the development status and progress of individual product candidates of our partners, unless and until those partners do so first. Our partners may wish to report such information more or less frequently than we expect, or they may not report such information at all, in which case we would not report that information either, unless material to our financial statements. In addition, if a partner chooses to announce a partnership with us, there is no guarantee that we will receive payments related to partner program revenue in that quarter or even the following quarter, as such payments are only payable to us in accordance with the terms of the agreements governing such partnerships. The price of our common stock may decline as a result of the public announcement of unexpected results or developments in our partnerships, or as a result of our partners withholding such information.
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
Our success depends on, among other things, the market’s confidence that our Integrated Drug Creation platform is capable of substantially shortening the amount of time necessary to perform certain activities as compared to the use of legacy and other alternative technologies, and will enable more efficient or improved nonclinical and clinical development and/or biomanufacturing. There is no assurance that we will be able to fully accomplish this in the future, or at all. To date, we have only advanced two product candidates, ABS-101 and ABS-201, from our Integrated Drug Creation platform into clinical testing, and any inability to advance additional product candidates into clinical development may reduce our existing and prospective partners' confidence in our platform. We also believe that pharmaceutical and biotechnology companies are likely to be particularly sensitive to defects in, or suboptimal performance of, our Integrated Drug Creation platform, including if it fails to deliver meaningful reduction of certain research timelines accompanied by results at least as good as the results generated using legacy or other alternative technologies. There can be no guarantee that our Integrated Drug Creation platform will meet the expectations of pharmaceutical and biotechnology companies.
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
We have made technology acquisitions in the past and may, in the future, pursue acquisitions of businesses and assets in the future. We also may pursue strategic alliances, joint ventures or other commercial deal structures that leverage our technologies and industry experience to expand our offerings. Additionally, we intend to invest in certain wholly-owned nonclinical and/or clinical development programs with the goal of licensing or selling them to partners for clinical development. Although we have acquired other businesses or assets in the past, we may not be able to find suitable partners or acquisition or asset purchase candidates in the future, and we may not be able to complete such transactions on favorable terms, if at all. The competition for partners or acquisition candidates may be intense, and the negotiation process will be time-consuming and complex. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, these acquisitions may not strengthen our competitive position, the transactions may be viewed negatively by partners or investors, we may be unable to retain key employees of any acquired business, relationships with key suppliers, manufacturers or partners of any acquired business may be impaired due to changes in management and ownership, and we could assume unknown or contingent liabilities. Any future acquisitions also could result in the incurrence of debt, contingent liabilities or future write-offs of intangible assets or goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. We cannot guarantee that we will be able to fully recover the costs of any acquisition. Integration of an acquired company also may disrupt ongoing operations and require management resources that we would otherwise focus on developing our existing business. We may not realize the anticipated benefits of any acquisition, technology license, strategic alliance, joint venture, or other commercial deal structure. We also may experience losses related to investments in other companies, which could have a material adverse effect on our business, financial condition, results of operations and prospects. Acquisitions may also expose us to a variety of international and business related risks, including intellectual property, regulatory laws, local laws, tax and accounting.
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
If we enable or use AI solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability. A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of AI, and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of AI and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the EU’s Artificial Intelligence Act (“AI Act”) entered into force on August 1, 2024, with additional provisions becoming effective on August 2, 2026. As currently enacted, the AI Act, which may be amended as part of the EU’s Digital Omnibus, imposes significant obligations on providers and deployers of high-risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on legal and risk determinations that rely on novel legal provisions that have not yet been interpreted by courts or regulators, and non-compliance can lead to significant fines. In the U.S., the AI regulatory environment is complex and uncertain. Dozens of states have advanced, and in some cases passed, laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, the Trump administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025 executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The FDA, for example, issued draft guidance on the use of AI in regulatory decision-making for drug and biological products that centers on the context of use while establishing a credibility assessment framework for establishing and evaluating AI model outputs intended to support regulatory decision-making. If we develop or use AI systems governed by these laws or regulations, including as informed by regulatory guidance, we will need to meet higher standards of data quality, transparency, monitoring and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any actual or perceived non-compliance.
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
We rely and expect in the future to rely on a limited number of outside parties to perform the cGMP manufacturing for nonclinical development, clinical development and commercialization of any biologic product candidates produced using our technology. Limitations in this global cGMP manufacturing capacity could delay or prevent nonclinical development, clinical development and/or commercialization efforts.
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
•adverse results or delays in our nonclinical studies or clinical trials;
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
As of September 30, 2026 the aggregate number of shares of our common stock that may be issued pursuant to our 2021 Plan, 2021 ESPP, and 2023 Inducement Plan are 9,228,505 shares, 4,413,476 shares, and 798,000 shares, respectively. The number of shares of common stock that may be issued pursuant to the 2021 Plan does not include outstanding equity awards. The number of shares of common stock reserved for issuance under the 2021 Plan and 2021 ESPP are automatically increased on each January 1 by 5% and 1%, respectively, of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future issuance each year, our stockholders will experience additional dilution, which could cause our share price to fall.
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
As of October 30, 2026, our executive officers, directors, and 5% stockholders beneficially owned over 25% of our common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
Future sales of our common stock in the public market could cause our share price to fall.
Sales of a substantial number of shares of our common stock in the public market, including any time following the expiration of legal restrictions on resale or the perception in the market that the holders of a large number of shares of our common stock intend to sell shares, could reduce the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. In August 2025, we filed a registration statement on Form S-3 with respect to potential future sales of our securities, which was declared effective in August 2025. This registration statement covers (i) an aggregate of $100.0 million in shares of common stock that we may issue and sell pursuant to the Sales Agreement, of which we have sold 4,590,101 shares of common stock for $16.1 million in gross proceeds and $83.9 million is available for future sale as of September 30, 2026, and (ii) an additional $300.0 million in common stock, preferred stock, debt securities, warrants or units, of which we have issued and sold 13,495,277 shares of common stock for net proceeds of approximately $93.6 million. We have also filed registration statements on Form S-8 to register our common stock issuable pursuant to our equity incentive plans. Shares registered under the registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options. Additionally, certain holders of our common stock are entitled to rights with respect to registration of the resale of such shares pursuant to a registration rights agreement between such holders and us. If such holders, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock.
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
Our results of operations could be adversely affected by general conditions in the global economy and financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our technologies and our ability to raise additional capital when needed on favorable terms, if at all. Recently, the rate of inflation has increased throughout the U.S. economy. Inflation may adversely affect us by increasing the costs associated with performing research and development on internal research initiatives and partnered programs. We may experience significant increases in the prices of labor, consumables, and other costs of doing business. In an inflationary environment, such cost increases may outpace our expectations, causing us to use cash faster than forecasted. A weak or declining economy may also strain our partners, possibly resulting in supply disruption, or cause delays in their payments to us. In particular, the U.S. in July 2026 imposed baseline tariffs generally ranging from 10% to 12.5% on a substantial portion of imports to the U.S. The U.S. has also imposed higher tariffs on certain imported pharmaceutical products. Additionally, the U.S. is also undertaking other investigations that could result in additional tariffs. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
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
We are currently an emerging growth company and a smaller reporting company and will remain a non-accelerated filer, and the reduced reporting and auditor attestation requirements applicable to emerging growth companies, smaller reporting companies and non-accelerated filers could make our common stock less attractive to investors.
We are an emerging growth company, as defined in the JOBS Act, and will cease to be an emerging growth company on December 31, 2026, the last day of the fiscal year following the fifth anniversary of our initial public offering. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. Section 107 of the JOBS Act provides that an emerging growth company may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 for complying with new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. Section 107 of the JOBS Act provides that we can elect to opt out of the extended transition period at any time, which election is irrevocable. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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
In addition, we are also a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act and have elected to take advantage of certain of the scaled back disclosure requirements available to smaller reporting companies such as avoiding the extensive narrative disclosure required of other reporting companies, particularly in the description of executive compensation. Based on the market value of our common stock held by non-affiliates as of June 30, 2026, we will no longer qualify as a smaller reporting company beginning with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2027. In August 2025, the SEC released a Compliance and Disclosure Interpretation clarifying the filer status transition for registrants that lose their smaller reporting company status based on the revenue tests. Due to this interpretation, we will remain a non-accelerated filer for filings due in the fiscal year immediately following the loss of smaller reporting company status, allowing us to retain the exception from the auditor attestation requirement on internal control over financial reporting. However, the interpretation specifies that we will lose eligibility for all other smaller reporting company accommodations beginning with the Form 10-Q for the first fiscal quarter of the year after losing smaller reporting company status.
In addition, the loss of emerging growth company status will not impact our “non-accelerated filer” status, which also provides an exemption from the auditor attestation requirement with respect to internal control over financial reporting. If some investors find our common stock less attractive as a result of reduced disclosure or the lack of an independent review and attestation of our internal control over financial reporting, there may be a less active trading market for our common stock and the market price of our common stock may decline or be subject to more volatility.

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
Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. To achieve compliance with Section 404 annually, we engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants, execute our detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing whether such controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm the market price of our stock.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c) Insider Trading Arrangements
During the quarter ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a plan or other arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangements under the Exchange Act.

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

3.2	Amended and Restated Bylaws of Absci Corporation (filed as Exhibit 3.1 to the Form 8-K, File No. 001-40646, filed by Absci Corporation on December 15, 2022 and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Form S-1, File No. 333-257553, filed by Absci Corporation on July 19, 2021 and incorporated herein by reference).
4.2
Registration Rights Agreement by and between the Registrant and Advanced Micro Devices, Inc. dated as of January 7, 2025 (filed as Exhibit 4.4 to the Form 10-K, File No. 001-40646, filed by Absci Corporation on March 18, 2025).

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

ABSCI CORPORATION

Date: November 12, 2026	By:	/s/ Zachariah Jonasson
Zachariah Jonasson, Ph.D.
Chief Financial Officer (Principal Financial Officer) and Chief Business Officer

Date: November 12, 2026	By:	/s/ Todd Bedrick
Todd Bedrick
Chief Accounting Officer (Principal Accounting Officer)